Form 10QSB
period 1995-03-31
SUNGROUP INC
filed 1995-05-15
CIK 67903

               FORM 10-QSB.-QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB

     (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
               ACT For the transition period from ____________ to _____________

     Commission file number 0-3851
                            ------

                                SUNGROUP, INC.
                                --------------
       (Exact name of small business issuer as specified in its charter)

                   Tennessee                        62-0790469
                   ---------                        ----------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

              9102 North Meridian Street, Suite 545, Indianapolis,
                                 Indiana  46260
                                 --------------
                    (Address of principal executive offices)
                                 (317) 844-7425
                                 --------------
                          (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     _____  ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  _____    No  _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.
          Common Stock, No Par Value           6,442,099 Common Shares
          ------------------------------------------------------------
             (Title of class)              (Shares outstanding March 31, 1995)
  Transitional small business disclosure format (check one) Yes      No   X
                                                                ____    ______

                                SUNGROUP, INC.

                                     INDEX

                                                                  Page No.

PART I.          FINANCIAL INFORMATION:
       Item 1.   Financial Statements
                 Consolidated Balance Sheet                          3
                 March 31, 1995
                 Consolidated Statements of Operations               4
                 Three Months Ended March 31, 1995 and 1994
                 Consolidated Statements of Cash Flows               5
                 Three Months Ended March 31, 1995 and 1994
                 Notes to Consolidated Financial Statements          6
       Item 2.   Management's Discussion and Analysis of Financial   7
                 Condition and Results of Operations

PART II.         OTHER INFORMATION:
                 Other Information                                   9
                 Signatures                                         10

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                                 SUNGROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                      March 31, 1995
                                       (unaudited)
                                       ------------
                                      (In Thousands)
CURRENT ASSETS
  Cash                                  $    329
  Accounts Receivable (net)                1,140
  Prepaid and Other                          124
                                        --------
    TOTAL CURRENT ASSETS                   1,593

PROPERTY AND EQUIPMENT (NET)               1,850

OTHER ASSETS
  Intangible Assets (net)                  7,744
  Other Assets                                19
                                        --------
    TOTAL OTHER ASSETS                     7,763

        TOTAL ASSETS                    $ 11,206
                                        ========

CURRENT LIABILITIES
  Accounts Payable & Accrued
    Expenses                                 416
  Accrued Interest                         3,051
  Current Maturates of LT Debt             9,382
                                        --------
    TOTAL CURRENT LIABILITIES             12,849

LONG TERM DEBT                            10,596

DEFERRED INCOME TAXES                         78

STOCKHOLDERS' EQUITY
  Common Stock - $1 par value,
    authorized $10 million                 3,771
  Additional Paid in Capital               5,969
  Accumulated Deficit                    (22,057)
                                        --------
    TOTAL STOCKHOLDERS' EQUITY           (12,317)

    TOTAL LIABILITY &
    STOCKHOLDERS' EQUITY                $ 11,206
                                        ========

See "Notes to Consolidated Financial Statements"

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Three Months Ended
                                                      (unaudited)
                                                        March 31,
                                                1995              1994
                                                ----------------------
                                                    (In Thousands*)
Gross Revenue                                   $1,977           $1,754
  Agency Commission                               (203)            (172)
                                                ------           ------
                                                 1,774            1,582

EXPENSES
  Technical & Programming                          456              424
  Selling and G & A                              1,333            1,241
                                                ------           ------
                                                 1,789            1,665

LOSS FROM OPERATIONS                               (15)             (83)

OTHER INCOME (EXPENSE)
  Interest-Expense                                (149)            (181)
  Gain (Loss) on Disposal of Assets                  1               (3)
  Other                                              2               22
                                                ------           ------
                                                  (146)            (162)

LOSS BEFORE EXTRAORDINARY ITEM                    (161)            (245)

Extraordinary Gain From Debt Extinguishment        180                0

NET INCOME (LOSS)                                   19             (245)

LOSS PER COMMON SHARE
  Loss Before Extraordinary Item                 (0.02)           (0.04)
  Extraordinary Item                               .02                0
                                                ------           ------
LOSS PER SHARE                                   (0.00)           (0.04)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      6,442            6,442

DIVIDENDS PER SHARE                                  0                0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                      Three Months Ended
                                                          (unaudited)
                                                           March 31,
                                                       1995          1994
                                                      --------------------
                                                         (In Thousands)
OPERATING ACTIVITIES
  Net Income (loss)                                    $  19        $(245)
  Reconciliation of net income (loss)
    to net cash provided by operating activities
    Depreciation and Amortization                        185          244
    (Gain) Loss on Disposal of Assets                     (1)           3
    Net Income Loss From Barter Transactions              (2)          37
    Extraordinary Gain From Debt Extinguishment         (180)         (52)
    Changes In:
      Accounts Receivable                                 96           13
      Prepaid Expenses and Other Current Assets           45           20
      Accounts Payable and Accrued Expense                (4)          (4)
      Interest Payable                                    89           99
                                                       -----        -----
    Net Cash Provided by Operating Activities            247          115

INVESTMENT ACTIVITIES
  Purchase of Property and Equipment                     (20)          (1)
  Proceeds from Sale of Equipment                          0            0
  Received on Notes Receivable                             0           40
  Other                                                    0           11
                                                       -----        -----
    Net Cash Provided (used) by Investing Activities     (20)          52

FINANCING ACTIVITIES:
  Repayments of Long-term Debt                          (261)        (165)
                                                       -----        -----
    Net Cash Used by Financing Activities               (261)        (165)

INCREASE IN CASH                                         (34)           0
  Cash, Beginning Of Quarter                             363          302
  Cash, End Of Quarter                                   329          302

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest Paid                                           58           80

NON-CASH TRANSACTION:
  Property and Equipment Acquired by Barter Transaction   20            0
  Accrued Interest Added to New Notes in Restructuring     3            2

See "Notes to Consolidated Financial Statements"

                        SUNGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1995

(1) Consolidated Condensed Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

(2) Income Taxes. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

     At March 31, 1995, the Corporation had approximately $12 million of net operating loss carry forwards, which expire in years 2002 through 2009.

     At March 31, 1994, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for the reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. In addition, the Corporation had deferred state income tax expense of $78,000.

(3) Net Loss Per Common Share. Net loss per common share is determined on the average number of common shares outstanding during the period. The inclusion of stock warrants and stock options in the computation per common share would be anti-dilutive since the Corporation incurred a net loss for the three months ended March 31, 1994 and had nominal net income for the three months ended March 31, 1995, and accordingly was not considered in the calculation.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
- ---------------------

     For the quarter ended March 31, 1995 and 1994, the Corporation operated the same properties.

     Gross revenues for the quarter were up 13% or $223,000. This increase is attributable to an increase in local advertising dollars for the radio industry in general, and a significant increase in national business. National revenues at the Corporation's stations were up 43% over the prior year. The Corporation's Albuquerque property showed the most significant increase with revenues exceeding the prior year's by 55%. The Albuquerque market as a whole showed significant revenue growth in the quarter. All other markets had insignificant changes in revenues except for Bryan, Texas which decreased 23% as a result of poor ratings and increased market competition.

     Agency commissions as a percentage of gross sales were approximately 10.3% in 1995 vs. 9.8% in 1994. This increase is a result of the increase in national sales in 1995.

     Technical and programming expenses increased $32,000 or 8%. The increase was largely due to an increase in engineering salaries as a result of adding an additional full time engineer at one of the Corporation's properties. The remaining increase related to wage increases for program personnel, as program salaries constitute the largest portion of expense in this line.

     Selling and general administrative expenses increased $92,000 or 7%. This increase is related to higher compensation costs related to the Corporation's general managers. All of the Corporation's general managers signed new employment contracts in the fourth quarter of 1994. These new employment contracts had new pay structures which were based more on the performance of the property and some general salary increases. In addition, the Corporation replaced two of its sales managers in the first quarter and incurred relocation expense as a result.

     Interest expense decreased 18% or $32,000 as a result of the Corporation ceasing to accrue interest on a total of $2.9 million in debt in 1995 vs. 1994. The Corporation has had no contact with the holders of this debt in over six years. Management believes that the likelihood of the Corporation eventually being required to pay this interest is minimal (see Financial Condition). The Corporation's overall interest expense compared to the debt level continues to remain low as a result of a substantial amount of the debt being restructured with an effective interest rate of 0% for book purposes.

     Other income (expense) which consists of consulting fees, interest income and other miscellaneous items decreased as a result of lower miscellaneous items during the first quarter of 1995.

Financial Condition
- -------------------

     The Corporation's principal source of funds is cash flow provided by the operation of the radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During the first quarter of 1995, the Corporation was able to meet its primary cash need of debt service ($261,000) by not paying interest on the portion of the debt which is currently in default ($89,000), a decrease in receivables ($96,000), and a decrease in prepaid items ($45,000).

     The Corporation has operated with a working capital deficiency for several years. At March 31, 1995, the deficit was approximately $11,256,000. This deficit compares to a deficit of approximately $11,178,000 at December 31, 1994. During the last several years, the Corporation has not generated sufficient funds for working capital, debt repayment schedules as they currently exist, and capital expenditures. The Corporation is currently in default on $6,418,000 in debt and has scheduled debt repayments of $2,964,000 over the next 12 months.

     As described in Part II, Item 3, "Defaults Upon Senior Security", the Corporation continues to be in violation of certain provisions of its long-term borrowings. The total principal value of all notes on which the Corporation is currently in default is approximately $6,418,000. These notes have approximately $3 million in unpaid accrued interest. The Corporation is in default on this debt primarily because of non-payment of principal and interest. Some lenders have received no payments from the Corporation for over six years and several of the notes have either matured in full or have had substantial principal payments due since 1991. Under applicable state law, scheduled debt payments which are not made after a specified period of time (statute of limitations) are not collectible by the creditor.

     During the quarter ended March 31, 1995, the Corporation treated as canceled a note issued in December, 1989, with unpaid principal of $128,749 and unpaid interest of $55,135. This note has been treated as canceled because it has been in default for more than four years, and the Corporation has been advised by counsel that the applicable statute of limitations for collection of this note is four years.

     Also, at March 31, 1995, the Corporation had ceased accruing interest on $2,200,000 of its notes and on $750,000 of its notes. The holders of these notes have not made an effort to collect on them for more than six years.

     The Corporation plans to deal with its weak financial condition by continuing to develop a strong profit base with its current stations and focusing on the restructuring of secured and unsecured debts. The Corporation continues to negotiate with some of its secured lenders in order to restructure its debt obligations in such a way they can be paid out of the net cash now being generated by the Corporation's broadcast properties.

     The Corporation has had success in the past in renegotiating with creditors on extended payment pay-outs. However, the Corporation was not successful in renegotiating any notes in 1994 or first quarter 1995, and there is no certainty that additional creditors with whom the Corporation is now in default will accept renegotiated terms in the future. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern. The Corporation will not generate sufficient funds in 1995 to service its current operating expenses, capital needs, and debt obligations as they are currently structured.

PART II.  OTHER INFORMATION:

     Item 1.        Legal Proceedings

     On April 17, 1995, the Federal Deposit Insurance Corporation as Receiver for the National Bank of Washington ("FDIC"), the senior creditor for the Corporation's Pensacola, Florida property ("Pensacola Property"), filed an application seeking a receiver for the Pensacola Property and a temporary restraining order against the Corporation, the Corporation's subsidiary, SunMedia, Inc., and Colonial Broadcasting Company, Inc. in the United States District Court for the Northern District of Florida, Pensacola Division. The Corporation owes $4,891,000 in principal and interest to the FDIC, and has been delinquent in payments on this debt since June 30, 1990. Pursuant to an Agreed Motion filed by counsel for the FDIC, the hearing on this matter, originally scheduled for April 24, 1995, has been postponed by the Court for approximately thirty (30) days while settlement negotiations are conducted between the Corporation, SunMedia, Inc. and the FDIC.



     Item 3.        Defaults Upon Senior Securities

     Below is a table of the Corporation's debt instruments which were in default at March 31, 1995, each of which is an amount greater than 5% of the Corporation's total assets.

                                      REASON FOR                 PRINCIPAL IN    INTEREST IN
HOLDER                                DEFAULT                    DEFAULT         DEFAULT
- ------------------------------------  -------------------------  -------------   ----------
Note Payable                          Non-payment
Individual                            principal and interest      $  525,000     $  293,000
                                      Default Since 01/01/90

Note Payable Bank                     Note was due
(RTC Receivership)                    in full on April 28, 1990   $2,162,820     $1,263,000
                                      Default Since 05/01/88

Note Payable Bank                     Non-payment of
(FDIC Receivership)                   principal and interest      $3,500,000     $1,391,000
                                      Default Since 06/30/90

                                   SIGNATURE



          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SUNGROUP, INC.
                    ----------------------------
                    (Registrant)



May 9, 1995          /S/ John W. Biddinger
- -----------          ---------------------------
Date                 John W. Biddinger
                     Principal Operating Officer



May 9, 1995          /S/ John E. Southwood, Jr.
- -----------          ---------------------------
Date                 John E. Southwood, Jr.
                     Principal Financial Officer