Form 10-Q
period 1995-06-30
SUNGROUP INC
filed 1995-08-14
CIK 67903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.
                                                                -------------

     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR
            THE TRANSITION PERIOD FROM ____________ TO _____________.

     Commission file number 0-3851
                            ------

                                SUNGROUP,  INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Tennessee                                       62-0790469
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    9102 North Meridian Street, Suite 545,
                         Indianapolis, Indiana  46260
                   ----------------------------------------
                   (Address of principal executive offices)

                                (317) 844-7425
                                --------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     -----        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  _____    No  ______      N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Common Stock, No Par Value                 6,442,099 Common Shares
--------------------------------------------------------------------------------
           (Title of class)             (Shares outstanding as of June 30, 1995)

  Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                 ---      ---

                                SUNGROUP,  INC.

                                     INDEX


                                                                  Page No.
PART I.       FINANCIAL INFORMATION:

   Item 1.    Financial Statements                                   3

              Consolidated Balance Sheet                             3
              June 30, 1995

              Consolidated Statements of Operations                  4
              Three Months Ended June 30, 1995 and 1994

              Consolidated Statements of Operations                  5
              Six Months Ended June 30, 1995 and 1994

              Consolidated Statements of Cash Flow                   6
              Six Months Ended June 30, 1995 and 1994

              Notes to Consolidated Financial Statements             7

   Item 2.    Management's Discussion and Analysis of Financial      8
              Condition and Results of Operations



PART II.      OTHER INFORMATION:

   Item 1.    Legal Proceedings                                     11

   Item 3.    Defaults Upon Senior Securities

              Signatures                                            12

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET

                                                      June 30, 1995
                                                       (unaudited)
                                                      --------------
                                                      (In Thousands)
Current Assets
  Cash                                                   $    280
  Accounts Receivable (net)                                 1,406
  Prepaid and Other                                            65
                                                         --------
     Total Current Assets                                   1,751

Property And Equipment (Net)                                1,781

Other Assets
  Intangible Assets (net)                                   7,646
  Other Assets                                                 18
                                                         --------
     Total Other Assets                                     7,664

          Total Assets                                   $ 11,196
                                                         ========

Current Liabilities
  Accounts Payable & Accrued
   Expenses                                                   478
  Accrued Interest                                          3,139
  Current Maturates of LT Debt                              9,382
                                                         --------
     Total Current Liabilities                             12,999

Long Term Debt                                             10,422

Deferred Income Taxes                                          78

Stockholders' Equity
  Common Stock - $1 par value,
   authorized $10 million                                   3,771
  Additional Paid in Capital                                5,969
  Accumulated Deficit                                     (22,043)
                                                         --------
     Total Stockholders' Equity                           (12,303)

     Total Liability &
     Stockholders' Equity                                $ 11,196
                                                         ========

See "Notes to Consolidated Financial Statements"

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                                June 30,
                                                             1995     1994
                                                          ------------------
                                                            (In Thousands*)

Gross Revenue                                               $2,426   $2,488
  Agency Commission                                           (193)    (212)
                                                            ------   ------
  Net Revenue                                                2,223    2,276

Expenses
  Technical & Programming                                      575      623
  Selling and G & A                                          1,452    1,460
                                                            ------   ------
                                                             2,027    2,083

Income From Operations                                         206      193

Other Income (Expense)
  Interest Expense                                            (156)    (194)
  Gain (Loss) on Disposal of Assets                             (5)      (1)
  Other                                                          1        1
                                                            ------   ------
                                                              (160)    (194)

Income (Loss) Before Income Taxes and Extraordinary Item        46       (1)

  Income Taxes                                                  32        0
                                                            ------   ------
Loss Before Extraordinary Item                                  14       (1)

  Extraordinary Gain From Debt Extinguishment                    0        0
Net Income (Loss)                                               14       (1)

Income (Loss) Per Common Share
  Loss Before Extraordinary Item                                 0        0
  Extraordinary Item                                             0        0
                                                            ------   ------
Income (Loss) Per Share                                          0        0

Weighted Average Number Of
  Common Shares Outstanding                                  6,442    6,442

Dividends Per Share                                              0        0


See "Notes to Consolidated Financial Statements"

*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                  Six Months Ended
                                                       June 30,
                                                    1995     1994
                                                  ----------------
                                                   (In Thousands*)

Gross Revenue                                      $4,403   $4,242
  Agency Commission                                  (396)    (359)
                                                   ------   ------
  Net Revenue                                       4,007    3,883

Expenses
  Technical & Programming                           1,031    1,047
  Selling and G & A                                 2,785    2,757
                                                   ------   ------
                                                    3,816    3,804

Income From Operations                                191       79

Other Income (Expense)
  Interest Expense                                   (305)    (375)
  Loss on Disposal of Assets                           (4)      (4)
  Other                                                 3        2
                                                   ------   ------
                                                     (306)    (377)

Loss Before Income Taxes and Extraordinary Item      (115)    (298)

  Income Taxes                                         32        0
                                                   ------   ------
Loss Before Extraordinary Item                       (147)    (298)

  Extraordinary Gain From Debt Extinguishment         180       52
                                                   ------   ------
Net Income (Loss)                                      33     (246)

Income (Loss) Per Common Share
  Loss Before Extraordinary Item                    (0.02)   (0.05)
  Extraordinary Item                                 0.03     0.01
                                                   ------   ------
Income (Loss) Per Share                              0.01    (0.04)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         6,442    6,442

DIVIDENDS PER SHARE                                     0        0


See "Notes to Consolidated Financial Statements"

*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                         Six Months Ended
                                                             June 30,
                                                            1995    1994
                                                         ----------------
                                                          (In Thousands)

Operating Activities
  Net Income (Loss)                                        $  33   ($246)
  Reconciliation Of Net Income (Loss)
     To Net Cash Provided By Operating Activities
     Depreciation And Amortization                           369     481
     (Gain) Loss On Disposal Of Assets                         4       4
     Net Income Loss From Barter Transactions                 43      16
     Extraordinary Gain From Debt Extinguishment            (180)    (52)
     Changes In:
       Accounts Receivable                                  (224)   (257)
       Prepaid Expenses And Other Current Assets             103      72
       Accounts Payable And Accrued Expense                   58      37
       Interest Payable                                      176     240
                                                           -----   -----
     Net Cash Provided by Operating Activities               382     295

INVESTMENT ACTIVITIES
  Purchase of Property and Equipment                         (26)    (78)
  Proceeds from Sale of Equipment                              1       0
  Received on Notes Receivable                                 0      40
  Other                                                       (2)      5
                                                           -----   -----
     Net Cash Provided (used) by Investing Activities        (27)    (33)

FINANCING ACTIVITIES:
  Repayments of Long-term Debt                              (438)   (392)
                                                           -----   -----
     Net Cash Used by Financing Activities                  (438)   (392)

INCREASE IN CASH                                             (83)   (130)
  Cash, Beginning Of Year                                    363     302
  Cash, End Of Quarter                                       280     172

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest Paid                                              123     130

NON-CASH TRANSACTION:
  Property and Equipment Acquired by Barter Transaction       21      21
  Accrued Interest Added to New Notes in Restructuring         6       5


See "Notes to Consolidated Financial Statements"

                        SUNGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1995

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

     At June 30, 1995, the Corporation had approximately $12 million of net operating loss carry forwards, which expire in years 2002 through 2009.

     At June 30, 1994, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for the reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. In addition, the Corporation had deferred state income tax expense of $78,000.

(3) Net Loss Per Common Share. Net loss per common share is determined on the average number of common shares outstanding during the period. The inclusion of stock warrants and stock options in the computation per common share would be anti-dilutive since the Corporation incurred a net loss for the three and six months ended June 30, 1995 and had nominal net income for the three and six months ended June 30, 1995, and accordingly was not considered in the calculation.

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

     For the quarter and six months ended June 30, 1995 and 1994, the Corporation operated the same properties.

     Gross revenues for the quarter were down 2.5% or $26,000. This decrease is attributable to a decrease in sales related to barter transactions. In addition, the Corporation had a significant decline in revenues at its Bryan, Texas property as a result of poor ratings and increased market competition. Gross revenues for the six months were up $161,000 or 3.8%. The bulk of this increase came with increased national advertising dollars during the first quarter of 1995.

     Agency commissions as a percentage of gross sales for the quarter ended June 30, 1995, was approximately 8% in 1995 vs. 8.5% in 1994. This decline is a result of the Corporation's stations in Pensacola, Florida and Bryan, Texas having significantly less agency business in 1995 as a result of poor ratings. Agency commissions as a percentage of gross sales for the six months ended June 30 was approximately 9% in 1995 and 8.5% in 1994. This increase is related to the increase in national business at the Corporation's properties in 1995.

     Technical and programming expenses were down $48,000 or 7.7% for the quarter ended June 30, 1995, and down $16,000 or 1.5% for the six months ended June 30. These decreases are a result of the Corporation having fewer barter expenses associated with the promotion of the Corporation's stations during its spring rating period. As discussed above, barter revenues were also significantly down during the quarter and six months year to date.

     Selling and general administrative expenses were down $8,000 or less than 1% for the quarter ended June 30, 1995, and up $28,000 or 1% for the six months ended June 30, 1995. The increase for the year is a result of higher compensation costs to the Corporation's general managers. Because of increased operating profits during the first quarter of 1995 bonus compensation to station general managers was higher.

     Interest expense was down $38,000 or 19.5% for the quarter ended June 30, 1995, and down $75,000 or 18.7% for the six months ended June 30, 1995. This is a result of the Corporation ceasing to accrue interest on a total of $2.9 million in debt in 1995 vs. 1994. The Corporation has had no contact with the holders of this debt in over six years. Management believes that the likelihood of the Corporation eventually being required to pay this interest is minimal (see financial condition). The Corporation's overall interest expense compared to the debt level continues to remain low as a result of a substantial amount of the debt being restructured with an effective interest rate of 0% for book purposes.

     Changes in the loss on disposal of assets and other income was negligible for the quarter and six months ended June 30, 1995.

     The Corporation had no extraordinary items for the quarter ended June 30, 1995 or 1994. For the six month period ended June 30, 1995 and 1994, the Corporation had one extraordinary item during each period. In February 1995, the Corporation canceled a note issued in December 1989 with unpaid principal and unpaid interest in excess of $180,000. This note has been treated as canceled because it has been in default for more than four years and the Corporation has been advised by counsel that the statute of limitations for collection of this note is four years.

Financial Condition
-------------------

     The Corporation's principal source of funds is cash flow provided by the operation of the radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During the first six months of 1995, the Corporation was able to meet its primary cash need of debt service ($561,000) with its station operating cash flow of approximately $600,000.

     The Corporation has operated with a working capital deficiency for several years. At June 30, 1995, the deficit was approximately $11,248,000. This deficit compares to a deficit of approximately $11,178,000 at December 31, 1994. During the last several years, the Corporation has not generated sufficient funds for working capital, debt repayment schedules as they currently exist, and capital expenditures. The Corporation is currently in default on $6,418,000 in debt and has scheduled debt repayments of $2,964,000 over the next 12 months.

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

     In February 1995, the Corporation treated as canceled a note issued in December, 1989, with unpaid principal of $128,749 and unpaid interest of $51,535. This note has been treated as canceled because it has been in default for more than four years, and the Corporation has been advised by counsel that the applicable statute of limitations for collection of this note is four years.

     Also, at June 30, 1995, the Corporation had ceased accruing interest on $2,200,000 of its notes and on $750,000 of its notes. The holders of these notes have not made an effort to collect on them for more than six years.

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

     The Corporation has had success in the past in renegotiating with creditors on extended payment pay-outs. However, the Corporation was not successful in renegotiating any notes in 1994 or the first half of 1995, and there is no certainty that additional creditors with whom the Corporation is now in default will accept renegotiated terms in the future. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern. The Corporation will not generate sufficient funds in 1995 to service its current operating expenses, capital needs, and debt obligations as they are currently structured.

PART II.  OTHER INFORMATION:

     Item 1.        Legal Proceedings

     There have been no changes in legal proceedings since the Corporation's last filing.


     Item 3.        Defaults Upon Senior Securities

     Below is a table of the Corporation's debt instruments which were in default at June 30, 1995, each of which is an amount greater than 5% of the Corporation's total assets.


                              REASON FOR          PRINCIPAL IN  INTEREST IN
HOLDER                          DEFAULT             DEFAULT       DEFAULT
---------------------  -------------------------  ------------  -----------
Note Payable           Non-payment
Individual             principal and interest       $  525,000   $  293,000
                       Default Since 01/01/90

Note Payable Bank      Note was due
(RTC Receivership)     in full on April 28, 1990    $2,162,820   $1,263,000
                       Default Since 05/01/88

Note Payable Bank      Non-payment of
(FDIC Receivership)    principal and interest       $3,500,000   $1,480,000
                       Default Since 06/30/90

                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUNGROUP, INC.
                                            ---------------------------------
                                            (Registrant)



 August 10, 1995                            /S/ John W. Biddinger
-----------------                           ---------------------------------
Date                                        John W. Biddinger
                                            Principal Operating Officer



 August 10, 1995                            /S/ John E. Southwood, Jr.
-----------------                           ---------------------------------
Date                                        John E. Southwood, Jr.
                                            Principal Financial Officer