Form 10-Q
period 1995-09-30
SUNGROUP INC
filed 1995-11-14
CIK 67903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.
                                                         -------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission file number 0-3851
                       ------

                                SUNGROUP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Tennessee                                       62-0790469
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             9102 North Meridian Street, Suite 545, Indianapolis,
                                Indiana  46260
                    --------------------------------------
                   (Address of principal executive offices)
                                (317) 844-7425
                                --------------
                          (Issuer's telephone number)
                                      N/A
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

Yes      No      N/A
   -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
   Common Stock, No Par Value                  6,442,099 Common Shares
--------------------------------------------------------------------------------
      (Title of class)             (Shares outstanding as of September 30, 1995)

  Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                                -----   -----

                                SUNGROUP, INC.
                                     INDEX

                                                              Page No.
PART I.       FINANCIAL INFORMATION:

   Item 1.    Financial Statements                               3

              Consolidated Balance Sheet                         3
              September 30, 1995

              Consolidated Statements of Operations              4
              Three Months Ended September 30, 1995 and 1994

              Consolidated Statements of Operations              5
              Nine Months Ended September 30, 1995 and 1994

              Consolidated Statements of Cash Flow               6
              Nine Months Ended September 30, 1995 and 1994

              Notes to Consolidated Financial Statements         7

   Item 2. Management's Discussion and Analysis of Financial 8 Condition and Results of Operations


PART II.      OTHER INFORMATION:

   Item 1.    Legal Proceedings                                  11

   Item 3.    Defaults Upon Senior Securities

              Signatures                                         12

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET

                                                     September 30, 1995
                                                         (unaudited)
                                                         -----------
                                                        (In Thousands)
Current Assets
  Cash                                                     $    435
  Accounts Receivable (net)                                   1,512
  Prepaid and Other                                              66
                                                           --------
     Total Current Assets                                     2,013

Property And Equipment (Net)                                  1,733

Other Assets
  Intangible Assets (net)                                     7,529
  Other Assets                                                   17
                                                           --------
     Total Other Assets                                       7,546

          Total Assets                                     $ 11,292
                                                           ========

Current Liabilities
  Accounts Payable & Accrued
   Expenses                                                     489
  Accrued Interest                                            3,226
  Current Maturates of LT Debt                                9,381
                                                           --------
     Total Current Liabilities                               13,096

Long Term Debt                                               10,237

Deferred Income Taxes                                            78

Stockholders' Equity
  Common Stock - no par value,
   authorized 30,000,000 shares                               3,771
  Additional Paid in Capital                                  5,969
  Accumulated Deficit                                       (21,859)
                                                           --------
     Total Stockholders' Equity                             (12,119)

     Total Liability &
     Stockholders' Equity                                  $ 11,292
                                                           ========
See "Notes to Consolidated Financial Statements"

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                             1995     1994
                                                           -----------------
                                                            (In Thousands*)
Gross Revenue                                               $2,444   $2,250
  Agency Commission                                           (220)    (248)
                                                            ------   ------
  Net Revenue                                                2,224    2,002

Expenses
  Technical & Programming                                      507      500
  Selling and G & A                                          1,370    1,373
                                                            ------   ------
                                                             1,877    1,873

Income From Operations                                         347      129

Other Income (Expense)
  Interest Expense                                            (145)    (208)
  Gain (Loss) on Disposal of Assets                            (18)       0
  Other                                                          1        1
                                                            ------   ------
                                                              (162)    (207)

Income (Loss) Before Income Taxes and Extraordinary Item       185      (78)

  Income Taxes                                                   0        0
                                                            ------   ------
Income (Loss) Before Extraordinary Item                        185      (78)

  Extraordinary Gain From Debt Extinguishment                    0        0
                                                            ------   ------
Net Income (Loss)                                              185      (78)

Income (Loss) Per Common Share
  Income (Loss) Before Extraordinary Item                      .03     (.01)
  Extraordinary Item                                             0        0
                                                            ------   ------
Income (Loss) Per Share                                        .03     (.01)

Weighted Average Number Of
  Common Shares Outstanding                                  6,442    6,442

Dividends Per Share                                              0        0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                             1995     1994
                                                           -----------------
                                                            (In Thousands*)
Gross Revenue                                               $6,847   $6,492
  Agency Commission                                           (616)    (665)
                                                            ------   ------
  Net Revenue                                                6,231    5,827

Expenses
  Technical & Programming                                    1,538    1,547
  Selling and G & A                                          4,155    4,072
                                                            ------   ------
                                                             5,693    5,619

Income From Operations                                         538      208

Other Income (Expense)
  Interest Expense                                            (450)    (583)
  Loss on Disposal of Assets                                   (22)      (4)
  Other                                                          4        3
                                                            ------   ------
                                                              (468)    (584)

Income (Loss) Before Income Taxes and Extraordinary Item        70     (376)

  Income Taxes                                                 (32)       0
                                                            ------   ------
Income (Loss) Before Extraordinary Item                         38     (376)

  Extraordinary Gain From Debt Extinguishment                  180       52
                                                            ------   ------
Net Income (Loss)                                              218     (324)

Income (Loss) Per Common Share
  Income (Loss) Before Extraordinary Item                      .00    (0.06)
  Extraordinary Item                                          0.03     0.01
                                                            ------   ------
Income (Loss) Per Share                                       0.03    (0.05)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  6,442    6,442

DIVIDENDS PER SHARE                                              0        0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                         Nine Months Ended
                                                            September 30,
                                                           1995     1994
                                                         -----------------
                                                           (In Thousands)
Operating Activities
  Net Income (Loss)                                        $ 218   $(324)
  Reconciliation Of Net Income (Loss)
     To Net Cash Provided By Operating Activities
     Depreciation And Amortization                           552     719
     (Gain) Loss On Disposal Of Assets                        22      (4)
     Net (Income) Loss From Barter Transactions              (38)     64
     Extraordinary Gain From Debt Extinguishment            (180)    (52)
     Changes In:
       Accounts Receivable                                  (254)   (187)
       Prepaid Expenses And Other Current Assets             102       6
       Accounts Payable And Accrued Expense                   69      27
       Interest Payable                                      263     391
                                                           -----   -----
     Net Cash Provided by Operating Activities               754     640

INVESTMENT ACTIVITIES
  Purchase of Property and Equipment                         (55)   (104)
  Proceeds from Sale of Equipment                              1       4
  Received on Notes Receivable                                 0      40
  Other                                                       (3)     10
                                                           -----   -----
     Net Cash Provided (used) by Investing Activities        (57)    (50)

FINANCING ACTIVITIES:
  Repayments of Long-term Debt                              (625)   (587)
                                                           -----   -----
     Net Cash Used by Financing Activities                  (625)   (587)

INCREASE IN CASH                                              72       3
  Cash, Beginning Of Year                                    363     302
  Cash, End Of Quarter                                       435     305

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest Paid                                              181     183

NON-CASH TRANSACTION:
  Property and Equipment Acquired by Barter Transaction       21      22
  Accrued Interest Added to New Notes in Restructuring         6       8

See "Notes to Consolidated Financial Statements"

                        SUNGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

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

     At September 30, 1995, the Corporation had approximately $12 million of net operating loss carry forwards, which expire in years 2002 through 2009.

     At September 30, 1994, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for the reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. In addition, the Corporation had deferred state income tax expense of $78,000.

(3) Net Income/Loss Per Common Share. Net income/loss per common share is determined on the average number of common shares outstanding during the period. The inclusion of stock warrants and stock options in the computation per common share would be anti-dilutive or immaterial since the Corporation incurred a net loss for the three and nine months ended September 30, 1994 and had nominal net income for the three and nine months ended September 30, 1995, and accordingly was not considered in the calculation.

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

     For the quarter and nine months ended September 30, 1995 and 1994, the Corporation operated the same properties.

     Gross revenues for the quarter were up 8.6%, or $194,000. This increase is attributable to an increase in sales related to barter transactions. In addition, market revenues for the broadcast industry as a whole were up. Gross Revenue for the nine months were up $355,000, or 5.5%. The bulk of this increase came with increased national advertising dollars during the first quarter of 1995, and increased barter sales in the third quarter.

     Agency commissions as a percentage of gross sales for the quarter ended September 30, 1995, was approximately 9% in 1995, versus 11% in 1994. Agency commissions as a percentage of gross sales for the nine months ended September 30, 1995, was approximately 9% in 1995, and 10.2% in 1994. The decrease in the quarter and year-to-date results is a result of the company having higher barter sales in 1995.

     Technical and programming expenses were up $7,000 for the quarter ended September 30, 1995, and down $9,000 for nine months ended September 30.

     Selling and general administrative expenses were down $3,000, or less than 1%, for the quarter ended September 30, 1995, and up $83,000, or 2%, for the nine months ended September 30, 1995. The increase for the year is a result of higher compensation costs to the Corporation's General Managers. Because of increased operating profits during 1995, bonus compensation to the station General Managers, has been higher during the first half of the year.

     Interest expense was down $63,000, or 30%, for the quarter ended September 30, 1995, and down $133,000, or 22.3%, for the nine months ended September 30, 1995. This is a result of the Corporation ceasing to accrue interest on a total $2.9 million debt in 1995 versus 1994. The Corporation has no contact with the holder of this debt in over six (6) years. Management believes that the likelihood of the Corporation eventually being required to pay this interest is minimal (see financial condition). The Corporation's overall interest expense, compared to the debt level, continues to remain low as a result of a substantial amount of the debt being restructured with an effective interest rate of 0% for book purposes.

     There was a loss of the disposal of assets of $18,000 during the third quarter of 1995. This loss is attributed to the write-down of certain assets which the Corporation retired when it was upgrading some of its studio equipment.

     Changes in other income was negligible for the quarter and nine months ended September 30, 1995.

     The Corporation had no extraordinary items for the quarter ended September 30, 1995 or 1994. For the nine month period ended September 30, 1995 and 1994, the Corporation had one extraordinary item during each period. In February 1995, the Corporation canceled a note issued in December 1989 with unpaid principal and unpaid interest in excess of $180,000. This note has been treated as canceled because it has been in default for more than four years and the Corporation has been advised by counsel that the statute of limitations for collection of this note is four years.

Financial Condition
-------------------

     The Corporation's principal source of funds is cash flow provided by the operation of the radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During the first nine months of 1995, the Corporation was able to meet its primary cash need of debt service ($625,000) with its station operating cash flow of approximately $1,050,000.

     The Corporation has operated with a working capital deficiency for several years. At September 30, 1995, the deficit was approximately $11,083,000. This deficit compares to a deficit of approximately $11,178,000 at December 31, 1994. During the last several years, the Corporation has not generated sufficient funds for working capital, debt repayment schedules as they currently exist, and capital expenditures. The Corporation is currently in default on $8,603,000 in debt and has scheduled debt repayments of $778,000 over the next 12 months.

     As described in Part II, Item 3, "Defaults Upon Senior Security", the Corporation continues to be in violation of certain provisions of its long-term borrowings. The total principal value of all notes on which the Corporation is currently in default is approximately $8,603,000. These notes have approximately $3.1 million in unpaid accrued interest. The Corporation is in default on this debt primarily because of non-payment of principal and interest. Some lenders have received no payments from the Corporation for over six years and several of the notes have either matured in full or have had substantial principal payments due since 1991. Under applicable state law, scheduled debt payments which are not made after a specified period of time (statute of limitations) are not collectible by the creditor.

     In February 1995, the Corporation treated as canceled a note issued in December, 1989, with unpaid principal of $128,749 and unpaid interest of $51,535. This note has been treated as canceled because it has been in default for more than four years, and the Corporation has been advised by counsel that the applicable statute of limitations for collection of this note is four years.

     Also, at September 30, 1995, the Corporation had ceased accruing interest on a total of $2,950,000 of its notes. The holders of these notes have not made an effort to collect on them for more than six years.

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

     Recently the Corporation has had intensified negotiations with the Federal Deposit Insurance Corporation regarding the resolution of over $5 million in debt. However, at this date no resolution regarding this matter has been completed. In addition, another $2.2 million in debt held by the FDIC matured on September 30, 1995 and was scheduled to be auctioned in the middle of October. At this time, the Corporation has not been contacted regarding the collection of this note or the status of its sale.

     The Corporation has had success in the past in renegotiating with creditors on extended payment pay-outs. However, the Corporation was not successful in renegotiating any notes in 1994 or the first nine months of 1995, and there is no certainty that additional creditors with whom the Corporation is now in default will accept renegotiated terms in the future. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern. The Corporation will not generate sufficient funds in 1995 to service its current operating expenses, capital needs, and debt obligations as they are currently structured.

PART II.  OTHER INFORMATION:

     Item 1.        Legal Proceedings

     There have been no changes in legal proceedings since the Corporation's last filing.


     Item 3.        Defaults Upon Senior Securities

     Below is a table of the Corporation's debt instruments which were in default at September 30, 1995, each of which is an amount greater than 5% of the Corporation's total assets.

                       REASON FOR                 PRINCIPAL IN   INTEREST IN
HOLDER                 DEFAULT                    DEFAULT        DEFAULT
--------------------------------------------------------------------------------
Note Payable           Non-payment
Individual             principal and interest     $  525,000     $  293,000
                       Default Since 01/01/90

Note Payable Bank      Note was due
(RTC Receivership)     in full on April 28, 1990  $2,162,820     $1,263,000
                       Default Since 05/01/88

Note Payable Bank      Non-payment of
(FDIC Receivership)    principal and interest     $3,500,000     $1,567,000
                       Default Since 06/30/90

Note Payable Bank      Note matured               $2,184,910     $    9,413
(FDIC Receivership)    09/30/95


                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SUNGROUP,  INC.
                            --------------------------------------------
                            (Registrant)



November 6, 1995            /S/ John W. Biddinger
-----------------           --------------------------------------------
Date                        John W. Biddinger
                            Principal Operating Officer



November 6, 1995            /S/ John E. Southwood, Jr.
-----------------           --------------------------------------------
Date                        John E. Southwood, Jr.
                            Principal Financial Officer