Form 10KSB
period 1995-12-31
SUNGROUP INC
filed 1996-03-29
CIK 67903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)
     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
            -----------------

     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _______________________

COMMISSION FILE NUMBER       0-3851
                          ------------

                                SUNGROUP, INC.
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

     Tennessee                                             62-0790469
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

     9102 N. Meridian St., Suite 545, Indianapolis, IN        46260
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number    317/844-7425
                             ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, NO PAR VALUE
--------------------------------------------------------------------------------
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year.  $8,996,654

As of March 15, 1996, the aggregate market value of the Common Shares (based on the average bid and asked price of $.165 per share in the over-the-counter Market) held by non-affiliates was approximately three hundred thousand dollars ($300,000).

As of March 15, 1996, there were 6,442,099 Common Shares outstanding.

Transitional Small Business Disclosure Format. (Check One):  Yes      No  X
                                                                 ---     ---

                     Page 1 of 89 Exhibit Index on Page 20

                               TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----

PART I
---- -

1    Description of Business                                          3

2    Description of Property                                          9

3    Legal Proceedings                                               10

4    Submission of Matters to a Vote of Security Holders             11



PART II
---- --

5    Market for Common Equity and Related
     Stockholder Matters                                             11

6    Management's Discussion and Analysis                            11

7    Financial Statements                                            14

8    Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                             14



PART III
---- ---

9    Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act      14

10   Executive Compensation                                          16

11   Security Ownership of Certain Beneficial Owners and Management  17

12   Certain Relationships and Related Transactions                  19

13   Exhibits and Reports on Form 8-K                                20

                                     PART I

Item 1.   Description of Business

General
-------

     SunGroup, Inc. (referred to as the "Corporation") was incorporated in 1967 in the State of Tennessee. The Corporation's original name was Mooney Broadcasting Corporation. At a special stockholders meeting in 1984, a new Board of Directors and Corporate Officers were elected and the Corporation's name was changed to SunGroup, Inc.

     For the past three years, the Corporation has been unsuccessful in generating sufficient cash flow to service its operating obligations, capital expenditures, and interest and debt obligations as presently structured. Since mid-1991, the Corporation has attempted to deal with its liquidity needs. There has been significant efforts to restructure or pay down debts through negotiations and asset sales. The Corporation continues to negotiate with its secured lenders in order to restructure its debt obligations in such a way that they can be paid out of the net cash now being generated by the Corporation's broadcast properties. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern, See "Item 6. Management's Discussion and Analysis".

Change in Equity
----------------

     In 1993, the equity structure of the Corporation was changed significantly. The Corporation had 2,750,864 shares of outstanding common stock as of December 31, 1992. In 1993, 1,977,525 shares of common stock were issued to John W. Biddinger, President, as part of his compensation package (see "Item 10. Executive Compensation"), 1,713,710 shares were issued to Radio USA in exchange for debt (see "Item 6. Management's Discussion and Analysis"), and warrants totaling 6,721,463 shares were issued to creditors as part of a major debt restructuring in February 1993. These warrants are exercisable for a total price of $1.44. These transactions reduced the equity ownership, on a fully diluted basis, of all shareholders as of December 31, 1992 to 21% of the Corporation.

Bankruptcy
----------

     On May 1, 1991, two of the Corporation's subsidiaries, SunGroup Broadcasting of Alabama, Inc., and SunGroup Broadcasting of Nebraska, Inc., filed a petition for relief under Chapter 11 of Title 11, US Code, in the U.S. Bankruptcy Court for the Middle District of Tennessee in Nashville, Tennessee.

     The subsidiaries filed an original disclosure statement and plan of reorganization with the court on August 29, 1991. Subsequently, a first amended and restated plan was filed on October 15, 1991, and a second amended and restated plan was filed on March 16, 1992.

     On August 12, 1992, Barclays Business Credit of America filed for Relief of Stay with regards to the assets of SunGroup Broadcasting of Alabama, Inc.. On September 3, 1992, Barclays was granted a Relief of Stay in the Bankruptcy Court. Subsequently, Barclays filed for Appointment of Receiver in the State Court of Alabama. On September 28, 1992, Charles

E. Giddens was appointed Receiver of the Corporation's assets held in SunGroup Broadcasting of Alabama, Inc. The Corporation no longer has any ownership rights in the property of this subsidiary.

     On November 10, 1992, SunGroup Broadcasting of Nebraska, Inc. ("Nebraska") had a hearing on its Fifth Amended and Restated Plan for Reorganization under Chapter 11 of Title 11 of the U.S. Code. The bankruptcy court approved the order for acceptance of the plan. Under the Plan of Reorganization, the Corporation's Nebraska was re-capitalized as a new company through a rights offering to existing shareholders and the Board of Directors of the acquiring company. The new company, OMA, Inc., will not be operated by the Corporation. The capitalization of OMA under the Plan was achieved on January 31, 1993. On February 1, 1993, the Court approved the transfer of the assets of Nebraska to OMA, Inc.

Sale of Assets
--------------

     In addition to the disposition of assets through Bankruptcy, as described above, the Corporation signed an agreement on January 26, 1996, to sell its FM radio station in Pensacola, Florida. See "Item 13 (b). Reports on Form 8-K." The radio station constitutes all of the operating assets of the Corporation's subsidiary in Florida. The assets are being sold exclusive of certain retained assets, including, without limitation, accounts receivable. The sale price of the assets of the radio station is $2.3 million in cash, plus certain closing costs up to $175,000. The sale is contingent upon, among other conditions, consent by the Federal Communications Commission to the assignment of the radio station's broadcast license.

     In conjunction with the sale of the assets of the Pensacola radio station, the Corporation has entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC"), the first lien holder of the assets, on the disposition of the sale proceeds and release of its lien thereof. Once the FDIC has received approximately $2.25 million from the Radio Station sale proceeds and other required documentation then, the Corporation will be discharged of indebtedness to the FDIC with a current book balance of approximately $5 million.

Acquisition of Assets
---------------------

     In November of 1994, the Corporation entered an agreement with Service Broadcasting Company regarding the relocation of the Corporation's radio broadcasting tower site of radio station KYKX-FM in Longview, Texas. Service Broadcasting Corporation desired that the location of the broadcasting signal for radio station KYKX-FM be moved approximately three miles east from its present location. For consideration of such move, Service Broadcasting agreed to provide the Corporation's Longview radio station with a new broadcasting tower and related equipment. During 1995, Federal Communication approval for this move was received. Land for the broadcasting tower was acquired and the new tower is presently under construction. The Corporation anticipates that this transaction will close and it will receive clear title to the property sometime during the second quarter of 1996.

Principal Services
------------------

     The Corporation itself and through subsidiary corporations is principally engaged in the ownership, operation and management of commercial radio stations in the United States. As of December 31, 1995, the Corporation owned and operated seven radio stations located in Pensacola, Florida (WOWW-FM); Albuquerque/Santa Fe, New Mexico (KKSS-FM); Shreveport, Louisiana (KMJJ-FM); Bryan/College Station, Texas (KKYS-FM); Abilene, Texas (KEAN-AM and FM); and Longview, Texas (KYKX-FM). A summary of information in chart form regarding each of the Corporation's owned stations is set forth under "Item 2. Properties".

Company Strategy
----------------

     Because of the Corporation's financial difficulty over the past three years, it has decided to focus its operations in the markets where it is now positioned. The Corporation desires to develop a strong profit base with its current stations and continue its efforts to restructure the Corporation's debt in order to enhance the financial stability of the Corporation.

     In developing its stations, the Corporation has taken a variety of actions to improve its stations' broadcast cash flow. These actions include cost control programs, implementation of numerous promotional activities, performing internal and external programming reviews to improve the stations' products with their respective targeted audiences, and enhancing total station revenues through the development of alternative revenue sources such as marketing the radio station's current database of listeners. The Corporation has had each station implement a five year strategic business plan and has developed a new internal control policy to implement within the Corporation. The Corporation has set up a structure in which the general managers meet twice a year to focus on matters affecting the industry and exchange ideas in hopes of developing new ideas to increase revenues in each of the six local markets. The Corporation has also implemented an annual meeting for the sales managers to exchange sales ideas and receive management training. The Corporation has implemented a company-wide interview process on sales recruiting. It has also started to focus on non-traditional revenue sources for its radio stations (database, telemarketing, etc.).

     In operating its radio stations, the Corporation concentrates on the development of strong decentralized local management at the station level, which is responsible for the day to day operations of that station and is compensated based upon the stations' financial performance. Local management consists of a general manager, sales manager, operations/program director, engineer, and business manager. Local management, in cooperation with the Corporation's management, is responsible for programming and sales. Corporate management is responsible for long-range planning, establishing policies and procedures, allocating resources and maintaining overall control of the stations.

Programming Formats and Structure
---------------------------------

     Each of the Corporation's radio stations has adopted a programming format designed to competitively fulfill the needs and tastes of its community and to provide a public service. In order to compete effectively, each station seeks to develop a defined group, or target audience, within the total potential listenership. The format and target audience create each station's identity and are the determinants of program selection, promotional campaigns, on-air personnel, and other programming factors. See "Item 2. Properties" for more information on station programming formats.

     Some of the Corporation's radio stations are affiliated with one of the national networks. Each such affiliation provides non-local news, feature segments and programming services. Network affiliation is significantly less important in the radio segment of the broadcasting industry (as opposed to the television segment). Therefore, radio network affiliations and revenues are not of major significance to the Corporation.

     At most of the Corporation's radio stations, with the exception of network news and other network programming, the staff of each station originates, prepares and presents substantially all the station's non-music programming. Each station has one or more studios for production and recording of material for later airing or from which live programming can be broadcast.

Revenues and Competition
------------------------

     The Corporation's radio stations principally derive their revenues from local advertising, national advertising, and activities tied to the radio station. The local sales staff of each station is responsible for servicing the needs of advertising clients located in the community. Sales to national advertisers are arranged primarily by a sales representation firm. Using a network of offices in important cities, this national firm employs its best efforts to exclusively secure national advertising for the station under a contractual agreement. The representation firm receives compensation in the form of commissions on net revenue produced for each station from advertising solicited nationally.

     Advertising rates charged by a radio station are based upon market analysis of radio advertising results, competitive factors, added value promotions, and competitive pricing in the marketplace. Success in developing programming with broad popular appeal, particularly among those segments of the listening audience most sought after by advertisers, and the ability of a sales staff to communicate the advantages of their radio station's product, are the major competitive variables of revenues. The future performance of each of the Corporation's radio stations will also depend on a number of exogenous factors, including the general strength of the local and national economy, population growth, overall advertising revenues, retail sales trends, relative efficiency compared to other media and future governmental regulations and policies.

     The Corporation's radio stations compete for revenues with other media outlets in their respective areas. In addition to rival radio stations, in all of the Corporation's markets duopolies have been formed which create a new and more formidable type of competitor. Recently, FCC regulations regarding local station ownership have become more flexible (see "FCC Regulations"). This change will have a significant impact on both the Corporation and its competitors. Other sources of competition for advertising expenditures include television and cable television, newspapers, magazines, billboards, direct mail, and many local creative advertising sources.

     Management believes that the Corporation's radio stations are generally focused on achieving their competitive goals as measured by overall ratings and target audience performance, advertiser appeal and establishment of clear, positive local market identity. Because of the volatile nature of radio competition and ever-changing listening audience tastes, maintenance of the Corporation's current market standings entails risk and is subject to competitive pressures. Because of a lack of funds, the Corporation does not have the same ability as better financed stations to protect its format and market position or to acquire additional stations within the market to enhance its position.

Seasonality
-----------

     Advertising expenditures in the radio industry generally tend to follow overall retail sales patterns, but this will vary by programming format. Typically, sales are strongest during the fourth quarter and weakest in the first quarter of the calendar year. The Corporation continues to work on ways to eliminate the seasonal variations of its revenue.

FCC Regulations
---------------

     The Corporation's radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended. FCC regulations govern issuance, term, renewal and transfer of licenses necessary for operation of radio stations.
Upon application, and in the absence of conflicting applications (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, existing radio licenses will be renewed without hearing for additional seven year terms. All of the Corporation's radio stations are currently licensed under regular renewal authorizations with the exception of KYKX-FM in Longview and KMJJ-FM in Shreveport. Longview's license renewal application was granted under a short term renewal by the FCC. On April 1, 1995, the Corporation filed a renewal application to extend KYKX's license through August 1, 1997. On February 1, 1996, the Corporation filed under normal circumstances a license renewal application for radio station KMJJ-FM. KMJJ's license expires on June 1, 1996. Although some of the applications have been outstanding for sometime, there is no indication at the present time that the FCC will not grant the requested license extensions.

     On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996. This law will have a significant impact on the radio industry. First, the law eliminates the number of AM and FM stations which may be owned or controlled by one entity nationally. Previously, the law restricted ownership or control by one entity to no more than 20 AM and 20 FM stations nationally. Second, the local radio station ownership rules were changed to be based on the number of stations controlled by an entity not its market share. The number of stations an entity can control in a market depends on the number of signals in the market, but the number which can now be owned by one entity is significantly greater than in the past.

     The statements above do not purport to be a complete summary of the Communications Act of 1934, as amended and the rules and regulations of the FCC or of pending proposals. For a complete statement, reference is made to the Telecommunications Act and to any related rules, regulations and proposals.

     Below is a table of the Corporation's radio stations and the current expiration date of each stations FCC authorization:

      STATION                      EXPIRATION DATE
      -------                      ---------------
     KEAN-AM/FM                    October 1, 1997
     KKYS-FM                       October 1, 1997
     KMJJ-FM                       June 1, 1996
     KKSS-FM                       August 1, 1997
     WOWW-FM                       February 1, 2002
     KYKX-FM                       August 1, 1995*

     *KYKX-FM originally had its renewal application challenged. On January 31, 1994, the FCC granted KYKX a short-term renewal expiring August 1, 1995. In addition to this short term renewal, the Commission found KYKX efforts in recruiting, hiring, and promoting minorities and women to be insufficient. The FCC placed specific reporting conditions on KYKX and fined it the sum of $31,250.

     The problems arising from KYKX's insufficient affirmative action program arose prior to its original license renewal filed in 1989, and prior to the hiring of the station's current management. Management believes it now has sufficient affirmative action programs in place to satisfy the FCC's current requirements.

Employees
---------

     The Corporation had 106 full-time and 135 total employees as of December 31, 1995. Each station normally employs an average of fifteen to twenty-five people. The corporate staff consists of three employees. The Corporation considers relations with its employees to be good.

                        ITEM 2:  DESCRIPTION OF PROPERTY

                                                                                 TOWER LEASE  OFFICE LEASE
STATION/LOCATION         DATE ACQUIRED  FREQUENCY  LICENSED POWER     FORMAT     EXPIRATION    EXPIRATION
----------------         -------------  ---------  --------------     ------     -----------  ------------
KKSS-FM                      1986        97.3 MHz   100,000 watts  Contemporary      2002         1999
Albuquerque/
Santa Fe, New Mexico

WOWW-FM                      1989       107.3 MHz   100,000 watts  Alternative       Own          1996
Pensacola, Florida

KEAN-AM                      1985        1280 KHz       500 watts  Country           Own          2000
Abilene, Texas

KEAN-FM                      1985       105.1 MHz   100,000 watts  Country           1999         2000
Abilene, Texas

KYKX-FM                      1985       105.7 MHz   100,000 watts  Country           2017         Own
Longview, Texas

KKYS-FM                      1989       104.9 MHz    50,000 watts  Contemporary      Own          1996
Bryan/College
Station, Texas

KMJJ-FM                      1989        99.7 MHz    50,000 watts  Urban             2013         Own
Shreveport, Louisiana

Item 2.   Description of Property

     None of the Corporation's real property amounts to ten percent or more of its total assets. All of the real estate owned by the Corporation is subject to several mortgages.

     The Corporation's subsidiaries typically operate in approximately 3,000-4,000 square feet of office space. The Corporation leases office headquarters of approximately 1,000 square feet in Indianapolis, Indiana.

     It should be noted that the Corporation has two offices whose leases expire in 1996. All of these leases are expected to be renewed under similar terms as those currently existing, and are adequate for the Corporation's current needs.

     The ownership or leasing of tower space by which the Corporation broadcasts its radio signal, is most critical to the Corporation. The Corporation's management believes that its current tower leases are adequate for existing operations.

     The Corporation does not invest in real estate other than to own or lease office space or towers for radio operating purposes. The Corporation does not own securities in any company involved in real estate activities.

     Management believes that there is adequate insurance coverage on its property and equipment.

Item 3.   Legal Proceedings

     On April 17, 1995, the Federal Deposit Insurance Corporation, as
Receiver for the National Bank of Washington ("FDIC"), the senior creditor for the Corporation's Pensacola, Florida property ("Pensacola Property"), filed an application seeking a receiver for the Pensacola Property and a temporary restraining order against the Corporation, the Corporation's subsidiary, SunMedia, Inc., and Colonial Broadcasting Company, Inc. in the United States District Court for the Northern District of Florida, Pensacola Division. The Corporation owes $5,054,000 in principal and interest to the FDIC, and has been delinquent in payments on this debt since June 30, 1990. Subsequent to the FDIC filing the receiver application, the Corporation reached an agreement with the FDIC to sell the Pensacola Property and use the proceeds to retire the Corporation's debt to the FDIC. On January 26, 1996, the Corporation entered into an agreement to sell its Pensacola Property (See "Item 13 (b). Reports on Form 8-K").

     In addition, some of the Corporation's loan agreements are in technical default and may result in litigation in 1996 or thereafter. Additionally, the Corporation in the normal course of business is a defendant in a small number of routine lawsuits. Management believes that the results of such litigation will not have an adverse material effect upon the conduct of the Corporation's business or its financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of 1995.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     There is no public trading market for the Corporation's stock.

     As of December 31, 1995, the Corporation had 498 shareholders of record.

     The Corporation has not paid any cash dividends on its common shares in the last five years and does not expect to pay dividends in the foreseeable future. Three of the Corporation's subsidiaries are prohibited, pursuant to loan agreements, from making distributions to the parent and most of the Corporation's restructured debt payments are tied to the cash flow of specific subsidiaries or the cash flow of the consolidated entity. Lack of distributions to the Corporation as the parent company and debt service payment requirements leave the Corporation with inadequate cash to pay any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis

Results of Operations:  1995 vs. 1994
-------------------------------------

     For the years ended December 31, 1995 and 1994, the Corporation operated the same properties. Gross revenues for 1995 were up $226,000 or 2.6% from 1994. This increase is attributable to a small increase in local sales at most of the Corporation's stations. National, political, and network income was flat for the year.

     Agency commissions as a percentage of gross sales were approximately 10.6% in 1995 versus 10.4% in 1994. This increase is attributable to a larger percentage of local advertising sales originating through agencies. A substantial portion of the local economic growth in the Corporation's markets can be attributable to regional and national retail stores. These businesses generally have their advertising placed by corporate offices through agencies. Agencies historically charge a radio station a 15% commission.

     Technical and programming expenses increased 1% in 1995 from the previous year. This increase is a result of higher music licensing fees. The Corporation had a small increase in the percentage royalty it must pay to various music licensing agencies during 1995 and this percentage is applied directly to the Corporation's level of sales. Therefore, an increase in sales will increase this expense commensurately.

     Selling, general and administrative expenses, which includes depreciation and amortization, increased $18,000 in 1995. Depreciation expense decreased $125,000 as a result of a substantial portion of the Corporation's assets becoming fully depreciated in 1995. This decrease was offset by an increase in managers compensation (through a series of new employment contracts issued in November 1994), higher professional fees (through the FDIC litigation: See "Item 3. Legal Proceedings"), and higher barter expenses.

     Loss on the disposal of assets generally reflects the minor disposition of assets during the ordinary course of business. The Corporation had no significant retirement of assets in 1995.

     Interest expense decreased 18.5% in 1995. The Corporation ceased accruing interest in 1994 on certain notes that the Corporation believed were no longer due. The amount of notes not accruing interest at the election of the Corporation was approximately $2.9 million as of December 31, 1995. The interest difference between these notes in 1995 and 1994 was $239,000. This decrease was offset by expense associated with an increase in general interest rates between 1994 and 1995. The Corporation has $5.7 million in debt tied to the prime interest rate. The average prime rate in 1994 was approximately 7%, versus 8.75% in 1995. This change in the prime rate increased the Corporation's borrowing costs by $100,000 in 1995.

     In 1995, other income (expense) consisted of interest income and other miscellaneous items. In 1994, the Corporation recorded $25,000 in miscellaneous income primarily because of the settlement of previously expensed legal fees of $52,000. This miscellaneous income was partially offset by FCC fines paid by the Corporation's Longview, Texas station in the amount of $31,000.

     The Corporation recorded a net tax benefit of $1,222,884 in 1995.
$65,737 in state tax expense was offset by $1,288,621 in Federal/State NOL tax benefits. Historically the Corporation has not assigned a value to its tax NOL's because of the uncertainty of their future use. In 1995, the Corporation booked a deferred tax asset to realize the future tax benefits to be realized from the anticipated debt forgiveness as a result of the sale of the Corporation's Pensacola, Florida radio station. See "Item 13 (b). Reports on Form 8-K." In 1994, the Corporation had state tax expense of $78,216.

     The Corporation recorded approximately $180,000 in gains from debt extinguishment during 1995. This gain was attributable to the Corporation writing off a note with a principal balance of $128,749 and accrued interest of $51,535. Payments on this note became due in February, 1991. Later in 1991, the Corporation was notified of its default for nonpayment and demand for payment was made. The holder of the note made no additional collection efforts and the state statute of limitations with respect to the collection of this note expired in 1995. In 1994, the Corporation recorded no gains from debt extinguishment.

Liquidity and Capital Resources
-------------------------------

     The Corporation's principal source of funds is cash flow provided by the operation of its radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During 1994 and 1995, the Corporation did not generate sufficient funds for working capital, scheduled debt repayment, and capital expenditures. In 1995, the Corporation generated approximately $899,000 in cash before debt service and capital expenditures. This compares to $912,000 in 1994. The cash flow from operating activities for 1995 was generated from the operating income of the

Corporation less its non-cash expenses plus the deferral on interest payments on certain notes on which the Corporation is in default.

     In 1996, the Corporation expects to spend $150,000 on capital expenditures and currently has debt payments of approximately $3,048,000 on its current restructured notes. In addition, the Corporation continues to be in violation of certain provisions of its long term borrowings. $6,418,000 of current maturities of long term debt had a scheduled maturity prior to 1996.

     On December 15, 1995, the Corporation reached agreement with National
Loan Investors, L.P. ("NLI") on the restructuring of one of the Corporation's notes which had matured on September 30, 1995. The note has a principal balance of $2,184,321.57. The maturity of the note has been extended to December 15, 1996. The note calls for monthly interest payments of $21,800. The Corporation has the right to prepay the note at certain dates throughout 1996. The discounts begin at 20% and decline to 5%. If the Corporation exercises its prepayment option, NLI has the right to exercise a warrant for common shares of the Corporation. The warrant was issued concurrently with the debt restructuring. The warrant is exercisable for a total sum of $1 and represents a declining number of shares associated with the Corporation's prepayment discount. The warrant initially represents 250,000 common shares of the Corporation and declines to a minimum of 50,000. The warrant expires on September 15, 1996.

     The Corporation is in default on certain debt primarily because of non-payment of principal and interest. Some lenders have received no payments from the Corporation in over six years. The Corporation has attempted to contact all of the holders of these notes in order to restructure the debt. The holders of these notes have either preferred not to negotiate with the Corporation or they will not acknowledge that they hold the debt. Therefore, the Corporation has decided to rely upon the statute of limitations under applicable state law with regard to the collection of these notes.

     Under applicable state law, scheduled debt payments which are not made after a specified period of time (statute of limitations) are not collectible by the creditor. The Corporation believes that it has a justifiable legal position to treat these debts as canceled once the statute of limitations has run.

     The Corporation believes that the statute of limitations on the collection of certain of the above referenced notes has run. The Corporation has stopped accruing interest on these notes on which it expects the statute of limitations to run. In May, 1994, the Corporation stopped accruing interest on a $2.2 million note and stopped accruing interest on an additional $755,000 in notes in January, 1995. The Corporation has recognized income from the running of the statute of limitations on debt in 1995 and will continue to do so in 1996.

     The Corporation plans to spend sufficient funds to maintain its capital equipment in a competitive working condition. However, these expenditures are limited by the Corporation's lenders. Such expenditures are not anticipated to exceed average expenditures in previous years. The Corporation is committed to make its radio stations as technologically competitive as possible in their markets, within the limits set by its lenders. Capital needs are expected to be paid from operating revenues as they become available.

     The Corporation plans to deal with its weak financial condition by continuing to develop a strong profit base with its current stations and focusing on the restructuring of secured and unsecured debts. The Corporation continues to negotiate with its secured lenders in order to restructure its debt obligations in such a way that they can be paid out of the net cash now being generated by the Corporation's broadcast properties.

     The Corporation has had success in the past in renegotiating with creditors on extended payment pay-outs. The Corporation was successful in renegotiating one note which matured in 1995. However, there is no certainty that additional creditors to whom the Corporation is now in default will accept renegotiated terms in the future. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern. The Corporation will not generate sufficient funds in 1996 to service its current operating expenses, capital needs, and debt obligations as they are currently structured.

Item 7.   Financial Statements

     The information called for by this Item is included on pages 24 through 41 inclusive of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     No response to this item is required.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a). of the Exchange Act

     Listed below are the Directors of the Corporation as of March 15, 1996, their years of service as a Director, and ages:

     Director             Age       Service as Director    Term Expires
     --------             ---       -------------------    ------------

     John W. Biddinger     55     August 1984 - Present       1996

     James M. Elliott      53     November 1984 - Present     1996

     Dan E. Young          66     December 1985 - Present     1996

     Biographical information concerning Mr. Biddinger is set forth below under the caption "Executive Officers".

     James M. Elliott has been President of Elliott and Associates, an investment advisor and investment manager since 1991. Prior thereto, he was Vice President and Chief Financial Officer of the Indiana University Foundation.

     Dan E. Young has been President of Young Investments, Inc. since 1979. He has been active in the ownership and management of automobile franchise operations and is a multi-dealership owner.

Executive Officers
------------------

      Listed below are the Executive Officers of the Corporation as of March 15, 1996, their positions, offices and ages:

      Officer                   Age      Position
      -------                   ---      --------
      John W. Biddinger          55      President

      John E. Southwood, Jr.     38      Vice President, Treasurer and Secretary

     John W. Biddinger was elected President on May 24, 1991 and had been Chairman of the Executive Committee of the Corporation since 1984. Mr. Biddinger is also President and a Director of Biddinger Investment Capital Corporation, a leverage buy-out and workout specialist firm.

     John E. Southwood, Jr. became Vice President/Finance and Chief Financial Officer of the Corporation in February, 1990. Mr. Southwood is a certified public accountant.

Term of Office
--------------

     The Executive Officers and Directors of the Corporation serve annual terms or until their successors are duly elected.

Indemnification
---------------

     The Corporation's By-Laws provides for the indemnification of any and all of its directors and/or officers. The By-Laws require the Corporation to indemnify the covered individuals for liabilities incurred by them because of any act or omission, or neglect or breach of duty, committed while acting in the capacity as an officer or director of the Corporation to the fullest extent permitted by law. Certain actions, including acts for which indemnification is found by a court to be illegal or contrary to public policy are excluded from such coverage.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's directors, executive officers and persons who own more than ten percent of the Corporation's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock of the Corporation. Officers, directors and greater than ten percent shareholders are required by the Securities and Exchange Commission regulations to furnish the Corporation with copies of all
Section 16(a) forms they file.

     Specific due dates for these reports have been established, and the Corporation is required to disclose in this report any failure to file by these dates during 1995. To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, with respect to the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Item 10.  Executive Compensation

     The following table summarizes the compensation paid by the Corporation to its current Chief Executive Officer, as of December 31, 1995, for the past three fiscal years. The Corporation had no other Executive Officers at December 31, 1995 whose total annual salary and bonus from the Corporation exceeded $100,000 during the past fiscal year.

                           SUMMARY COMPENSATION TABLE

                  Annual Compensation                  Long Term Compensation Payouts
                  -------------------                  ------------------------------
Name and
Principal                 Salary   Bonus    Other Annual       LTIP         All Other
Position           Year    ($)      ($)   Compensation ($)  Payouts ($)  Compensation($)
---------         ------  ------   -----  ----------------  -----------  ---------------
John W. Biddinger  1995   132,200    0            0               0             0
CEO                1994   132,200    0            0               0             0
                   1993   132,200    0            0          19,775 (1)         0

(1) Pursuant to his employment agreement, Mr. Biddinger received 1,977,525 shares of the Corporation's common stock in September, 1993. The fair market value of these shares at the date of issuance was $0.01 per share.

Compensation of Directors
-------------------------

     Members of the Board of Directors who are not Officers of the Corporation receive $1,000 for their attendance at regularly scheduled Board Meetings. There were five such meetings in 1995. Messrs. Elliott and Young attended all such meetings.

Board Committees
----------------

     The Corporation's Compensation Committee consists of Mr. Elliott. The duties of this Committee are to review the compensation of the Corporation's Executive Officers. The Corporation has no audit or nominating committee.

Employment Agreements
---------------------

   The Corporation entered into a three year employment agreement with John W. Biddinger effective in 1991. This agreement has been extended through May 31, 2000. The agreement calls for a minimum annual compensation of $125,000 and annual bonuses of up to 50% of annual salary. The agreement calls for Mr. Biddinger to receive 24 months of annual compensation should he be dismissed without cause or there is a change in control of the Corporation (as defined in the agreement).

   The agreement provides for a death benefit to Mr. Biddinger's estate of two and one half times the current annual base salary and a lump sum payment equal to two times the current annual base salary if he should become permanently disabled (as defined in the agreement). The Corporation is not insured against either of these events. The agreement also grants Mr. Biddinger the option to "put" all of his stock back to the Corporation at a mutually agreed upon fair market value (as defined in the agreement).

   Mr. Biddinger has agreed in restructuring part of the Corporation's debt to hold his compensation at $132,200 per year.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following tables set forth information as of March 15, 1996, as to the beneficial ownership, direct or indirect, of the Corporation's common stock by all Directors, all current Directors and Officers as a group, and all persons known by the Corporation to own beneficially more than 5% of the Corporation's common stock.

     The aggregate percentage of ownership is based on 6,442,099 shares of common stock outstanding and all exercisable options and warrants related to individuals listed in the tables.

                            OWNERSHIP BY MANAGEMENT
                       OF THE CORPORATION'S COMMON STOCK

                                     Amount and Nature
Name and Address                of Beneficial Ownership (1) Percent of Class (2)
----------------                --------------------------- --------------------
John W. Biddinger (3)                  2,420,056                  36.7%
7491 Albert Tillinghast Dr.
Sarasota, FL 34240

James M. Elliott                          20,000                    .3%
230 Fountain Square
Bloomington, IN 47404

John E. Southwood, Jr.                    50,000                    .8%
9102 N. Meridian St., Suite 545
Indianapolis, IN 46260

Dan E. Young (3)                         626,179                   9.3%
3210 E. 96/th/ Street
Indianapolis, IN 46240

All Present Directors and              3,116,435                  45.5%
Executive Officers as a Group
(5 persons)

                           FIVE PERCENT SHAREHOLDERS
                       OF THE CORPORATION'S COMMON STOCK

                                     Amount and Nature
Name and Address                of Beneficial Ownership (1) Percent of Class (2)
----------------                --------------------------- --------------------

John W. Biddinger (3)                  2,420,056                  36.7%
7491 Albert Tillinghast Dr.
Sarasota, FL 34240

Conseco, Inc. (3)                      5,972,060                  48.1%
11825 N. Pennsylvania Street
Carmel, Indiana 46032

Radio USA, Ltd.                        1,913,007                  29.7%
601 Jefferson Street
Houston, Texas 77002

Dan E. Young (3)                         626,179                   9.3%
3210 East 96th Street
Indianapolis, Indiana

                         (Footnotes on Following Pages)

FOOTNOTES


All shares are held directly unless otherwise noted.

(2) Pursuant to applicable Securities and Exchange Commission Rules, a person is deemed beneficial owner of those shares not outstanding which are subject to options, warrants, rights or conversion privileges if that person can exercise such options, warrants, rights or privileges within 60 days. Any such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person individually, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) The Corporation has issued the following warrants to purchase shares of its common stock:

     John W. Biddinger      101,601
     Conseco, Inc.        5,972,060
     Dan Young, IRA         304,803

     Each of these warrants is exercisable for $.11 (in total not per share), except Conseco which is $1.00, are presently exercisable and terminate if not previously exercised on February 15, 2003.

Potential Change in Control
---------------------------

     As outlined above in Footnote 2, Conseco, Inc. holds exercisable warrants for 5,972,060 shares at $1.00. If these warrants were exercised, Conseco would control 45.9% of the Corporation's common stock on a fully diluted basis. The warrants expire on February 15, 2003 and are nontransferable until February 15, 1997. If by February 15, 1998, a certain restructured notes owed to Conseco are not repaid, it will receive additional warrants for 10% of the Corporation on a fully diluted basis.

Item 12.  Certain Relationships and Related Transactions

     There are no reportable events under this item.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     --------

Exhibit No.  Description of Exhibit
-----------  ----------------------

    3        (a) Articles of Incorporation as presently in effect/3/
             (b) By-Laws as presently in effect/1/

   10        Material Contracts

             (a) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and Kenneth R. Reynolds in the amount of $2,500,000./2/

             (b) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and Arden Wilson Osburn in the amount of $1,250,000./2/

             (c) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and John D. Osburn in the amount of $1,250,000./2/

             (d) Promissory Note for $880,000 between SunGroup, Inc. and Bankers National Life Insurance Company with related warrant A-1 for 592,875 shares./2/

             (e) Promissory Note for $4,000,000 between SunGroup, Inc. and Western National Life Insurance Company with related warrant A-2 for 2,892,000 shares./2/

             (f) Promissory Note for $93,333.06 between SunGroup, Inc. and John
             W. Biddinger with a related warrant A-3 for 59,287 shares./2/

             (g) Promissory Note for $124,469.18 between SunGroup, Inc. and Robert A. Davies and related warrant A-4 for 81,575 shares./2/

             (h) Promissory Note for $176,800 between SunGroup, Inc. and Indiana University Foundation with related warrant A-5 for 118,575 shares./2/

---------------
/1/ Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1984.

/2/ Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1992.

             (i) Promissory Note for $265,200 between SunGroup, Inc. and Dan E. Young - IRA Trust with related warrant A-6 for 177,862 shares./2/

             (j) Bond for $1,535,000 between SunMedia, Inc., a wholly owned subsidiary of the Corporation and Colonial Broadcasting Company, Inc. and agreement to issue stock in warrant to purchase between SunMedia, Inc. and Colonial Broadcasting Company, Inc./2/

             (k) Agreement by and among RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc., SunGroup, Inc. and Radio USA, Ltd. regarding exchange of common stock for debt./3/

             (l) Second Amended and Restate Promissory Note dated September 30, 1993 executed by RadioSunGroup of Bryan/College Station, Inc. ("RSG") and SunGroup Broadcasting of Louisiana, Inc. ("SGBL"), payable to the order of the Federal Deposit Insurance Corporation ("FDIC") in the original principal amount of $2,205,509.02 and its related First Amendment to Assumption Agreement and Amended and Restated Loan Agreement dated September 30, 1993./3/

             (m) Adjustment letter related to warrant A-1 issued to Bankers National Life Insurance Company in the original amount of 592,875 shares amended to 1,016,010 shares./3/

             (n) Adjustment letter related to warrant A-2 issued to Western National Lie Insurance Company in the original amount of 2,892,000 shares amended to 4,956,050 shares./3/

             (o) Adjustment letter related to warrant A-3 issued to John W. Biddinger in the original amount of 59,287 shares amended to 101,601 shares./3/

             (p) Adjustment letter related to warrant A-4 issued to Robert N. Davies in the original amount of 81,575 shares amended to 139,797 shares./3/

             (q) Adjustment letter related to warrant A-5 issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares./3/

             (r) Adjustment letter related to warrant A-6 issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803./3/

             (s) Employment agreement with John W. Biddinger, President./3/

---------------
/3/ Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

             (t) Amendment number one to the John W. Biddinger Employment Agreement./3/

             (u) Amendment number two to the John W. Biddinger Employment Agreement.

             (v) Contract between RadioSunGroup of Texas, Inc. and Service Broadcasting Corporation.

             (w) Key Employee Incentive Stock Plan of 1986./4/

             (x) Act of Loan Modification and Acknowledgment by RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc. and SunGroup, Inc. in favor of National Loan Investors, L.P. with related warrant W-1.

             (y) Settlement Agreement dated December 29, 1995, among SunMedia, Inc., SunGroup, Inc., and the Federal Deposit Insurance Corporation as Receiver of the National Bank of Washington.

   21        Subsidiaries of the Registrant./3/

   27        Financial Data Schedule

      (b)    Reports on Form 8-K.

             The Corporation filed a report on Form 8-K with the Securities and Exchange Commission on February 21, 1996, regarding the sale of radio station WOWW-FM in Pensacola, Florida./5/

---------------
/4/ Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

/5/ Incorporated by reference to the Corporation's report on Form 8-K filed February 21, 1996.

                                   SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNGROUP, INC.


DATED:  March 27, 1996                  By:  /s/ John W. Biddinger
        Indianapolis, Indiana                -----------------------------------
                                             John W. Biddinger, President
                                             (Principal Executive Officer)

     In accordance of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED:  March 27, 1996                       /s/ John W. Biddinger
                                             -----------------------------------
                                             John W. Biddinger, Director (and
                                                Principal Executive Officer)

DATED:  March 27, 1996                       /s/ James M. Elliott
                                             -----------------------------------
                                             James M. Elliott, Director

DATED:  March 27, 1996                       /s/ John E. Southwood, Jr.
                                             -----------------------------------
                                             John E. Southwood, Jr.,Treasurer,
                                               Secretary and Vice President
                                                (Principal Accounting and
                                                    Financial Officer)

DATED:  March 27, 1996                       /s/ Dan E. Young
                                             -----------------------------------
                                             Dan E. Young, Director

                        SunGroup, Inc. and Subsidiaries

                       Consolidated Financial Statements
                           December 31, 1995 and 1994

                 SunGroup, Inc. and Subsidiaries

                        TABLE OF CONTENTS

                                                              PAGE
------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                     1

FINANCIAL STATEMENTS

Consolidated statement of operations                             2

Consolidated balance sheet                                       3

Consolidated statement of changes in stockholders' deficit       4

Consolidated statement of cash flows                             5

Notes to consolidated financial statements                       6


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
SunGroup, Inc. and Subsidiaries
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of SunGroup, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunGroup, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As described in notes to the financial statements, the Corporation has debt of approximately $6,417,703 that is in default at December 31, 1995. Even though some of the debt has interest rate escalation clauses which are substantial once it is in default, management has continued to accrue interest at the note rate on this debt since it does not consider it probable that the increased interest amount will be paid. The Corporation also has had continuing losses before income taxes and has substantial deficit equity and negative working capital at December 31, 1995 and 1994. Management's plans in regard to these matters are described in the notes to the financial statements. However, the actual outcome of these plans or alternative sources of financing cannot presently be determined. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Indianapolis, Indiana
March 14, 1996

                        SunGroup, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31                                 1995           1994
------------------------------------------------------------------------------
Gross Revenues                                     $  8,996,654   $  8,770,820
  Agency commissions                                   (954,552)      (911,568)
                                                   ---------------------------
                                                      8,042,102      7,859,252
                                                   ---------------------------
Expenses
  Technical and programming                           2,030,830      2,008,294
  Selling, general and administrative                 5,464,741      5,446,661
                                                   ---------------------------
                                                      7,495,571      7,454,955
                                                   ---------------------------

Income From Operations                                  546,531        404,297
                                                   ---------------------------

Other Income (Expense)
  Loss on disposal of assets                            (15,026)        (5,005)
  Interest expense                                     (611,384)      (750,093)
  Other                                                   7,907         25,495
                                                   ---------------------------
                                                       (618,503)      (729,603)
                                                   ---------------------------

Loss Before Income Taxes and Extraordinary It           (71,972)      (325,306)

Income Taxes (Benefit)                               (1,222,884)        78,216
                                                   ---------------------------

Income (Loss) Before Extraordinary Item               1,150,912       (403,522)

Extraordinary Gain From Debt Extinguishment             180,285

NET INCOME (LOSS)                                  $  1,331,197   $   (403,522)
                                                   ===========================

Income (Loss) Per Common Share
  Income (loss) before extraordinary item                  $.09          $(.06)
  Extraordinary item                                        .01
                                                   ---------------------------

     Net income (loss)                                     $.10          $(.06)
                                                   ===========================

Weighted average number of common shares             13,173,821      6,442,099
 outstanding

See notes to consolidated financial statements.

                        SunGroup, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEET

DECEMBER 31                                                1995           1994
------------------------------------------------------------------------------
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $    334,674   $    363,389
  Accounts receivable, less allowances of $38,888
   and $33,308                                        1,329,392      1,235,625
  Prepaid expenses and other current assets              93,385        167,918
  Deferred income taxes                               1,288,621
                                                   ---------------------------
     Total current assets                             3,046,072      1,766,932
                                                   ---------------------------

PROPERTY, PLANT AND EQUIPMENT, net                    1,733,138      1,874,593
                                                   ---------------------------

  OTHER ASSETS
  Intangible assets                                   7,413,222      7,879,628
  Other assets                                           16,768         20,124
                                                   ---------------------------
                                                      7,429,990      7,899,752
                                                   ---------------------------

                                                   $ 12,209,200   $ 11,541,277
                                                   ===========================

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Current maturities of long-term debt             $  9,466,026   $  9,510,630
  Accounts payable and accrued expenses                 473,468        420,441
  Accrued interest payable                            3,214,510      3,014,348
                                                   ---------------------------
     Total current liabilities                       13,154,004     12,945,419
                                                   ---------------------------

LONG-TERM DEBT                                        9,968,317     10,854,308
                                                   ---------------------------

DEFERRED INCOME TAXES                                    92,348         78,216
                                                   ---------------------------

STOCKHOLDERS' DEFICIT
  Common stock--no par value
    Authorized--30,000,000 shares
    Issued and outstanding--6,442,099 shares          3,770,639      3,770,639
  Additional paid-in capital                          5,969,195      5,969,195
  Retained deficit                                  (20,745,303)   (22,076,500)
                                                   ---------------------------
                                                    (11,005,469)   (12,336,666)
                                                   ---------------------------

                                                   $ 12,209,200   $ 11,541,277
                                                   ===========================

See notes to consolidated financial statements.

                        SunGroup, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                  COMMON STOCK       ADDITIONAL
                              ---------------------   PAID-IN        RETAINED   STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL        DEFICIT       DEFICIT
---------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994      6,442,099  $3,770,639  $5,969,195  $(21,672,978)  $(11,933,144)

Net loss                                                             (403,522)      (403,522)
                              --------------------------------------------------------------

BALANCE, DECEMBER 31, 1994    6,442,099   3,770,639   5,969,195   (22,076,500)   (12,336,666)

Net income                                                          1,331,197      1,331,197
                              --------------------------------------------------------------

BALANCE, DECEMBER 31, 1995    6,442,099  $3,770,639  $5,969,195  $(20,745,303)  $(11,005,469)
                              ==============================================================

See notes to consolidated financial statements.

                        SunGroup, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                                       1995        1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                      $ 1,331,197  $(403,522)
  Reconciliation of net income (loss) to net cash
   provided by operating activities
    Depreciation and amortization                            747,808    966,863
    Loss on disposal of assets                                34,458      5,005
    Net (income) expense from barter transactions             40,478   (105,789)
    Extraordinary gain from debt extinguishment             (180,285)
    Deferred income taxes                                 (1,274,489)    78,216
    Changes in
      Accounts receivable                                    (93,767)  (153,894)
      Prepaid expenses and other current assets               (6,419)    43,630
      Accounts payable and accrued expenses                   53,027    (26,731)
      Interest payable                                       262,861    508,710
      Other assets                                             3,356
                                                         ----------------------
    Net cash provided by operating activities                918,225    912,488
                                                         ----------------------

INVESTING ACTIVITIES
  Purchase of property and equipment                        (135,181)  (123,641)
  Proceeds from sale of assets                                 1,250      8,140
  Received on notes receivable                                           39,760
  Other                                                                   2,673
                                                         ----------------------
    Net cash used by investing activities                   (133,931)   (73,068)
                                                         ----------------------

FINANCING ACTIVITY--repayments of long-term debt            (813,009)  (777,573)
                                                         ----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (28,715)    61,847

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 363,389    301,542
                                                         ----------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $   334,674  $ 363,389
                                                         ======================

SUPPLEMENTAL CASH FLOWS INFORMATION
  Interest paid                                          $   344,361  $ 240,798
  Income taxes paid                                           11,605      6,980

NON-CASH TRANSACTIONS
  Property and equipment acquired in barter transactions      40,474     44,583
  Property and equipment acquired with long-term debt                     5,782
  Accrued interest added to note                              11,164     10,862

See notes to consolidated financial statements.

                        SunGroup, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Corporation's business is the operation of commercial radio stations. At December 31, 1995, the Corporation owned and operated seven radio stations, AM and FM, in Florida, Louisiana, Texas, and New Mexico. Each radio station is licensed with the Federal Communications Commission, with each license required to be renewed every 7 years. The Corporation grants credit to customers, substantially all of whom are located in the same area as the radio stations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, depreciation and amortization, taxes and contingencies.

CONSOLIDATION

The consolidated financial statements include the accounts of SunGroup, Inc. and its wholly-owned subsidiaries (collectively, the "Corporation"). All significant intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. From time to time during the year, the Corporation's cash accounts exceeded federally insured limits.

INTANGIBLE ASSETS

Intangible assets represent the excess of the cost to acquire radio station assets over the sum of the fair values of the net tangible assets acquired. The excess of the cost over the fair values of assets acquired is allocated to goodwill and the broadcast license and is amortized over twenty-five years using the straight-line method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is computed on a straight line basis using estimated lives as follows:

----------------------------------------------------------
     Buildings                          20 years

     Broadcast equipment                5-10 years

     Furniture and fixtures             10 years

     Transportation equipment           3 years

     Leasehold improvements             Life of lease


SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for maintenance and repairs are charged to operations. Renewals and improvements are capitalized. The cost and the accumulated depreciation for property and equipment retired or sold are removed from the accounts and the resulting gain or loss is included in operations.

INCOME TAXES

Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files a consolidated federal income tax return.

REVENUE RECOGNITION

Revenue is recognized as advertising time is aired by the Corporation's radio stations. Barter transactions are recorded at the estimated fair value of the product or service received.

ADVERTISING COSTS

The Corporation expenses advertising costs as incurred. Advertising costs were $151,796 and $233,088 for the years ended December 31, 1995 and 1994.

NET INCOME OR LOSS PER SHARE

For 1995, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. The warrants have been considered to be the equivalent of common stock, and as such, increased the number of common shares. The stock options, however, have not been added to the number of common shares because the market price of the common stock does not exceed the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants; those purchases were assumed to have been made at the average price of the common stock. Due to the limited number of transactions involving the Corporation's stock, the average price has been determined to be $.165, the same as the year end price.

For 1994, earnings per common share were determined by using the weighted average number of shares of common stock outstanding during the year. No effect was given to common stock equivalents outstanding during the year as their effect would be anti-dilutive.

 .  MANAGEMENT'S PLANS

There is doubt about the Corporation's ability to maintain adequate liquidity. Although cash flows from operating activities have been positive for the past four years, the Corporation was unable to generate sufficient cash flows to service its capital expenditures and debt obligations. Management has implemented a program to reduce expenditures and increase operating profit. Management has also undertaken significant efforts to restructure or reduce debts through negotiations, asset sales and bankruptcy. Over the past four years, the Corporation has been able to eliminate substantial amounts of debt and accrued interest. Additionally, it has been successful in renegotiating several obligations into terms which it believes can be fulfilled.

Management plans to deal with the Corporation's weak financial condition going forward by continuing to develop a strong profit base with its current stations and focusing on the continued restructuring of its debts so they can be paid from the net cash flow expected to be generated.

Sungroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 .  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

DECEMBER 31                      1995          1994
------------------------------------------------------
Land                         $   155,307   $   155,307
Buildings                      1,022,277     1,024,489
Leasehold improvements            80,003        78,528
Equipment and furnishings      3,225,402     3,200,268
Vehicles                         180,359       165,613
                             -----------   -----------
                               4,663,348     4,624,205

Accumulated depreciation      (2,931,010)   (2,756,032)
                             -----------   -----------
                               1,732,338     1,868,173

Construction in progress             800         6,420
                             -----------   -----------


                             $ 1,733,138   $ 1,874,593
                             ===========   ===========

 .  INTANGIBLE ASSETS

Intangible assets consist of the following:

DECEMBER 31                      1995          1994
------------------------------------------------------
Goodwill                     $ 4,243,678   $ 4,243,678
Broadcast license              6,381,505     6,381,505
                             -----------   -----------

                              10,625,183    10,625,183
Accumulated amortization      (3,211,961)   (2,745,555)
                             -----------   -----------

                             $ 7,413,222   $ 7,879,628
                             ===========   ===========


SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 .  LONG-TERM DEBT

Long-term debt consists of the following:

DECEMBER 31                                                                       1995        1994
-----------------------------------------------------------------------------------------------------
Notes payable, individual, interest at 12%; semi-annual principal payments of $37,500 due January, 1990 through July, 1996; currently in
 default (default rate same as note rate)                                      $  525,000  $  525,000
Notes payable, three individuals, interest at 0%(a); total principal payments of $50,000 due monthly with balloon of $1,640,000 due
 January, 1998                                                                  2,790,000   3,390,000
Note payable, financial institution, interest at prime plus 2%; balance was
 due April 28, 1990; currently in default (default rate of 14.75%)              2,162,820   2,162,820
Note payable, FDIC, interest at prime plus 1.5%; balance was due
 November, 1994; currently in default (default rate of prime plus 4.5%)         3,500,000   3,500,000
Note payable, Partnership, interest only of $21,800 paid monthly;
 balance due December 15, 1996                                                  2,184,910   2,185,531
Note payable, broadcasting company, interest at 8%; monthly
 payments of $965 including interest; balance due February, 1997                   12,046      22,154
Note payable, an individual, interest at 9%; quarterly payments of
 $11,453 including interest; balance was due August, 1994; currently in
 default (default rate same as note rate)                                         229,883     229,883
Note payable, an individual, interest at 0%(a); monthly principal
 payments based on cash flow of subsidiary; balance due August, 2002              369,865     455,859
Bond payable, broadcasting company, interest at 0%(a); principal
 and all accrued interest due March, 2000                                       1,780,600   1,780,600
Note payable, a related party, interest at 2.7%; $500,000 face
 amount; due January, 2003                                                        412,661     401,497
Note payable, individual, interest at 10%; monthly payments of
 $3,650 including interest; balance was due July 1, 1994; the statute of limitations expired during 1995.  The Corporation wrote off the principal and accrued interest on the note.  Income was recognized as
 forgiveness of debt                                                                          128,750
Note payable, individual, interest at 0%(a); monthly payments of
 $126; balance due February, 1998                                                   3,154       4,669
Note payable, individual, interest at 9%; monthly payments of $2,719
 including interest; balance due March, 1997                                       35,985      64,001
Notes payable, two individuals, interest at prime plus 1%; monthly
 payments of $500 including interest; balance due June, 1998                       13,816      18,255
Note payable, bank, interest at prime plus 1%; monthly payments of
 $1,520 including interest; balance due September, 2000                            72,522      82,382

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31                                                                      1995          1994
------------------------------------------------------------------------------------------------------
Note payable, institution that is a warrant holder, interest at 0% (a);
 annual principal payments commenced March 1, 1995 based on
 Corporation's cash flow as defined; balance due February 15, 1998;
 if not paid in full by that date, interest accrues after that date at 4%
 above the 10-year treasury bond equivalent rate and the number of shares purchasable under its warrants will increase by an amount equal to 8% of the then outstanding common stock of the
 Corporation assuming that all warrants outstanding are exercised
                                                                              $ 3,873,592  $ 3,929,508

Note payable, institution that is a warrant holder, interest at 0% (a);
 annual principal payments commenced March 1, 1995 based on
 Corporation's cash flow as defined; balance due February 15, 1998;
 if not paid in full by that date, interest accrues after that date at 4%
 above the 10-year treasury bond equivalent rate and the number of shares purchasable under its warrants will increase by an amount equal to 2% of the then outstanding common stock of the
 Corporation assuming that all warrants outstanding are exercised                 811,023      823,323

Note payable, a foundation that is also a stock and warrant holder, interest at 0% (a); annual principal payments commenced March 1,
 1995 based on the Corporation's cash flow as defined; balance due
 February 15, 1998; if not paid in full by that date, interest accrues after that date at 4% above the 10-year treasury bond equivalent rate and the number of shares purchasable under its warrant will increase by an amount equal to .35% of the then outstanding common stock of the Corporation assuming that all warrants
 outstanding are exercised                                                        169,714      172,188

Notes payable, three individuals, all of whom are stock and warrant holders (one is an officer and director and one is a director), interest at 0% (a); balance is due February 15, 1998; if not paid in full by that date, interest accrues after that date at 4% above the 10-year treasury bond equivalent rate and the number of shares
 purchasable under the warrants increase by an amount equal to
 .966% of the then outstanding common stock of the Corporation assuming that all warrants outstanding are exercised; subordinated
 to the notes payable to institution and to the foundation                       483,002       483,002

Note payable, financial institution, interest at 17.5%; monthly
 payments of $217 including interest; balance due October, 1997                    3,750         5,516
                                                                              ------------------------
                                                                              19,434,343    20,364,938
Current maturities                                                            (9,466,026)   (9,510,630)
                                                                              ------------------------

                                                                             $ 9,968,317   $10,854,308
                                                                              ========================

(a) The Corporation has restructured the terms of this note. The restructuring was accounted for under FASB Statement No. 15 and the effective rate of this note will be the restructured rate throughout its remaining term.

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all assets of the Corporation and its subsidiaries as well as the stock of the subsidiaries are pledged as collateral for the above obligations.

During 1995, the Corporation entered in a Loan Modification Agreement to restructure a certain note. The Modification Agreement calls for monthly interest payments with the principal and outstanding interest due on December 15, 1996. At various dates prior to maturity, the Company may prepay the entire obligation and receive a discount of up to 20%. The discount amount reduces as the Company approaches the maturity date. In conjunction with negotiating the loan modification, the Company issued a warrant for 250,000 shares to the creditor, exercisable at a total price of $1.00. At each discount date, the number of warrants exercisable automatically reduces if the Company does not prepay the obligation. If the Corporation does not prepay the loan, the warrant expires September 15, 1996.

At December 31, 1995, the Corporation was in violation of certain provisions of certain long-term borrowings. All debt in default has been classified as a current liability in the balance sheet. For notes that are in default, interest is not being accrued or is being accrued at the note rate and not at the default interest rate, which is substantially higher. Management feels it is improbable that the increased interest will be paid when these notes are settled or restructured.

The Corporation has several notes payable which have been in default for a number of years and the creditors have not sought collection on these notes. Many of these notes have principal and interest payments which have been due for over six years. The Corporation has attempted to contact all of the holders of these notes in order to restructure the debt. The holders of these notes have either preferred not to negotiate with the Corporation or they will not acknowledge that they hold the debt.

Under state law of the various states where the notes are held, scheduled debt payments which are not made after a specified period of time (statute of limitations) are not collectible by the creditor.

It is not practicable to estimate the fair value of long-term debt because the Corporation is unable to estimate the timing and amount of ultimate settlement of such debt. Additionally, there are no readily available market terms for debt with similar characteristics and held by a company with operating uncertainties such as the Corporation.

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows:

YEARS ENDING DECEMBER 31
-------------------------------------------------------------------
1996                                                    $ 9,466,026
1997                                                        829,156
1998                                                      6,844,852
1999                                                         81,320
2000                                                      1,800,329
Thereafter                                                  412,660
                                                        -----------

                                                        $19,434,343
                                                        ===========

 .  STOCKHOLDERS' EQUITY

During 1994, the Corporation's common stock was converted to no-par value with no stated value and authorized shares were increased to 30,000,000.

No dividends can be paid by the Corporation or any of its subsidiaries due to restrictions of certain debt agreements and by function of state law.

 .  EXTRAORDINARY ITEM

Total debt with a carrying value of $180,285 (including $128,750 of principal and $51,535 in accrued interest) was written off during 1995 resulting in an extraordinary gain of $180,285. The debt holder did not initiate collection procedures within the prescribed time period of the statute of limitations as specified under state law of the state in which the debt was held.

 .  INCOME TAXES

The reconciliation of income tax to the tax at the federal statutory income tax rate is as follows:

DECEMBER 31                                            1995         1994
--------------------------------------------------------------------------
Loss before income taxes and extraordinary item    $   (71,972)  $(325,306)
                                                   -----------------------

Tax benefit at statutory rate of 34%               $   (24,470)  $(110,604)
Tax effect of
  State income tax (net of federal effect)              43,386      51,623
  Nondeductible expenses                                80,725      93,555
  Other                                                 72,048     (24,615)
Increase (decrease) in valuation allowance          (1,394,573)     68,257
                                                   -----------------------

                                                   $(1,222,884)  $  78,216
                                                   =======================

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income tax (benefit) expense consists of the following:

DECEMBER 31                                          1995       1994
----------------------------------------------------------------------
Current state expense                            $    51,605
                                                 ---------------------
Deferred
State                                                 14,132
Federal                                           (1,288,621)  $78,216
                                                 ---------------------
                                                  (1,274,489)   78,216
                                                 ---------------------

                                                 $(1,222,884)  $78,216
                                                 =====================

A net cumulative deferred tax asset of $1,196,273 is included in the balance sheet. The components of the net deferred tax asset are as follows:

DECEMBER 31                                                         1995          1994
-----------------------------------------------------------------------------------------
Difference in depreciation methods of property and equipment    $    41,041   $    21,456
Difference in amortization method of broadcast licenses          (1,246,930)   (1,145,234)
Allowance for doubtful accounts                                      13,222        11,324
Write down of land value                                             97,353        97,353
Imputed interest on zero percent notes                              414,560       577,666
State deferred taxes                                                277,590       271,076
Other                                                                 2,007         4,748
Net operating loss carryforwards                                  4,410,230     4,290,768
                                                                -------------------------
                                                                  4,009,073     4,129,157
     Valuation allowance                                         (2,812,800)   (4,207,373)
                                                                -------------------------

                                                                $ 1,196,273   $   (78,216)
                                                                =========================

Assets                                                          $ 5,256,003   $ 5,274,390
Liabilities                                                      (1,246,930)   (1,145,234)
Valuation allowance                                              (2,812,800)   (4,207,373)
                                                                -------------------------

                                                                $ 1,196,273   $   (78,217)
                                                                =========================

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The valuation allowance at December 31, 1995 is $2,812,800 and was decreased by $1,394,573 during the current year due to the anticipated gain and income resulting from debt forgiveness upon the sale of the Pensacola Florida radio station in 1996.

At December 31, 1995, the Corporation has approximately $12,960,000 of net operating loss carryforwards, which expire in the years 2002 through 2010.


 .  INCENTIVE COMPENSATION PLANS

In 1986, the Corporation initiated the Key Employee Incentive Bonus Stock Option Plan for the purpose of granting options to key employees. Options granted each year are exercisable after two years and expire after ten years or upon dissolution or liquidation of the Corporation, or merger if the Corporation is not the surviving entity and there is not an express assumption by the surviving entity. Each option enables the holder to purchase one share of common stock. There were 5,700 options exercisable under the above Plan at December 31, 1995 and 1994, but no options had been exercised as of those dates. A summary of changes in the stock options follows:

                                       NUMBER OF SHARES
                                       ----------------
DECEMBER 31                             1995     1994
-------------------------------------------------------
Qualified
  Outstanding at beginning of year       5,700    5,900
  Canceled                                          200
                                         --------------

  Outstanding at end of year             5,700    5,700
                                         ==============

  Option price range at December 31     $ 3.00   $ 3.00
                                           TO       to
                                        $ 4.00   $ 4.00

In addition, in 1987, a non-qualified Plan was established to grant options to certain other key organizational personnel. Each option enables the holder to purchase one share of common stock. All shares are exercisable over a ten year period. There were 4,000 options exercisable at a price of $4.00 per share under this Plan at December 31, 1995 and 1994, but no options had been exercised as of those dates.

In 1989, another member of the executive committee was granted a stock option for 10,000 shares under the same terms as the non-qualified plan at a price of $3.00 per share. The option is exercisable over a ten-year period, but had not been exercised as of December 31, 1995.

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 .  STOCK WARRANTS

The Corporation has outstanding 4,956,050 warrants exercisable for a total price of $.89. In addition, there are an additional 1,765,413 warrants which are exercisable at a total price of $.55. All of the warrants include an anti-dilutive provision. These warrants are generally exercisable immediately upon issuance.

One lender, which is owed $4,684,615, holds 5,972,060 of these warrants, which represent approximately 45% of the Corporation's outstanding stock on a converted basis.

In 1995, 250,000 additional warrants were issued which are exercisable at a total price $1.00 based on the Loan Modification Agreement.


 .  COMMITMENTS AND CONTINGENCIES

The Corporation has an employment agreement with its president through May 31, 2000 which includes a provision for a annual base salary of $125,000 and annual bonuses of up to 50% of his annual salary. As part of restructuring the Corporation's debt, the president has agreed to a maximum compensation of $132,200 per year. Upon termination of the president "without cause" or if the president terminates his employment for "good reason", his salary will be continued for 24 months. The agreement provides for a death benefit to the president's estate of two and one half times the current annual base salary and a lump sum payment equal to two times the current annual base salary if he should become permanently disabled. The Corporation is not insured against either of these events. The president is also granted the option to put his stock back to the Corporation at a mutually agreed-upon fair market value.

The Corporation and certain of its subsidiaries rent equipment and facilities under operating leases. Generally, the lease agreements require the Corporation to pay utilities, insurance and maintenance. Total rental expense for all operating leases, including short-term leases of less than one year, amounted to $201,176 in 1995 and $206,200 in 1994.

Minimum rental commitments under non-cancelable leases are as follows:

                            OPERATING
YEARS ENDING DECEMBER 31      LEASE
-------------------------------------
1996                         $158,296
1997                          158,407
1998                          110,673
1999                           88,214
2000                           30,015
Thereafter                    195,870
                             --------

                             $741,475
                             ========

SunGroup, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On April 17, 1995, the Federal Deposit Insurance Corporation, as Receiver for the National Bank of Washington ("FDIC"), the senior creditor for the Corporation's Pensacola, Florida property ("Pensacola Property"), filed an application seeking a receiver for the Pensacola Property and a temporary restraining order against the Corporation, the Corporation's subsidiary, SunMedia, Inc., and Colonial Broadcasting Company, Inc. in the United States District Court for the Northern District of Florida, Pensacola Division. The Corporation owes approximately $5,054,000 in principal and interest to the FDIC, and has been delinquent in payments on this debt since June 30, 1990.
Subsequent to the FDIC filing the receiver application, the Corporation reached an agreement with the FDIC to sell the Pensacola Property and use the proceeds to retire the Corporation's debt to the FDIC. See the subsequent event note.

The Corporation, in the normal course of business, is a defendant in a small number of lawsuits. Management believes that the results of such litigation will not have a materially adverse effect upon the Corporation's conduct of its business or its financial position.

Many of the Corporation's loan agreements have or might have technical default issues, material default issues, or restructuring factors which could result in litigation. Management is unable to predict the outcome of these matters.


 .  SUBSEQUENT EVENT

On January 26, 1996, the Corporation entered into an agreement to sell substantially all of the assets of the Pensacola Property. The sale price of the Pensacola Property assets is $2.3 million in cash, plus certain closing costs up to $175,000. The sale is contingent upon, among other conditions, consent by the Federal Communications Commission to the assignment of the Corporation's broadcast license for the Pensacola Property to the buyer. The Corporation does not anticipate any difficulty with the assignment to the buyer. There exists no material relationship between the buyer and the Corporation, or any of its officers, directors of affiliates.

In conjunction with the sale of the assets of the Pensacola Property, the Corporation entered into an agreement with the FDIC, the first lien holder of the assets, on the disposition of the sale proceeds and release of its lien thereof. Once the FDIC has received approximately $2.25 million from the Pensacola Property sale proceeds and other required documentation, the Corporation will be discharged from indebtedness to the FDIC.