Form 10QSB
period 1996-03-31
SUNGROUP INC
filed 1996-05-15
CIK 67903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT For the transition period from              to
                                        ------------    -------------

Commission file number 0-3851
                       ------


                                SUNGROUP, INC.
                                --------------
       (Exact name of small business issuer as specified in its charter)

           Tennessee                                   62-0790469
- --------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


             9102 North Meridian Street, Suite 545, Indianapolis,
                                 Indiana 46260
                                 -------------
                   (Address of principal executive offices)
                                (317) 844-7425
                                --------------
                          (Issuer's telephone number)

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
Yes  X      No
    ---        ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes         No
    ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              Common Stock, No Par Value 6,442,099 Common Shares
              --------------------------------------------------
             (Title of class) (Shares outstanding March 31, 1996)

   Transitional small business disclosure format (check one): Yes      No  X
                                                                 ---      ---

                                SUNGROUP, INC.

                                     INDEX



                                                                Page No.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet
          March 31, 1996                                            3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1996 and 1995                4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995                5

          Notes to Consolidated Financial Statements                6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                         9

  Item 3. Defaults Upon Senior Securities                           9

  Item 6. Exhibits and Reports on Form 8-K                          9

          Signatures                                               10

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET


                                  March 31, 1996
                                    (unaudited)
                                    -----------
                                  (In Thousands)

CURRENT ASSETS
  Cash                                $    288
  Accounts Receivable (net)              1,190
  Deferred Income Taxes                  1,289
  Prepaid and Other                         67
                                      --------
    TOTAL CURRENT ASSETS                 2,834

PROPERTY AND EQUIPMENT (NET)             1,698

OTHER ASSETS
  Intangible Assets (net)                7,296
  Other Assets                              47
                                      --------
    TOTAL OTHER ASSETS                   7,343

TOTAL ASSETS                          $ 11,875
                                      ========

CURRENT LIABILITIES
  Accounts Payable & Accrued
   Expenses                                551
  Accrued Interest                       2,828
  Current Maturates of LT Debt           8,711
                                      --------
    TOTAL CURRENT LIABILITIES           12,090

LONG TERM DEBT                           9,724

DEFERRED INCOME TAXES                       92

STOCKHOLDERS' EQUITY
  Common Stock - $1 par value,
   authorized $10 million                3,771
  Additional Paid in Capital             5,969
  Accumulated Deficit                  (19,771)
                                      --------
    TOTAL STOCKHOLDERS' EQUITY         (10,031)

    TOTAL LIABILITY &
    STOCKHOLDERS' EQUITY              $ 11,875
                                      ========

See "Notes to Consolidated Financial Statements"

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended
                                                  (unaudited)
                                                   March 31,
                                                1996         1995
                                                -----------------

                                                 (In Thousands*)

Gross Revenue                                     $ 1,950   $ 1,977
  Agency Commission                                  (209)     (203)
                                                  -------   -------
                                                    1,741     1,774

EXPENSES
  Technical & Programming                             512       456
  Selling and G & A                                 1,326     1,333
                                                  -------   -------
                                                    1,838     1,789

LOSS FROM OPERATIONS                                  (97)      (15)

OTHER INCOME (EXPENSE)
  Interest-Expense                                    (71)     (149)
  Gain (Loss) on Disposal of Assets                     0         1
  Other                                                 1         2
                                                  -------   -------
                                                      (70)     (146)

LOSS BEFORE EXTRAORDINARY ITEM                       (167)     (161)

Extraordinary Gain From Debt Extinguishment         1,142       180

NET INCOME (LOSS)                                     975        19

LOSS PER COMMON SHARE
   Loss Before Extraordinary Item                   (0.01)    (0.01)
   Extraordinary Item                                 .08       .01
                                                  -------   -------
LOSS PER SHARE                                       0.07      0.00

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       13,164    13,164

DIVIDENDS PER SHARE                                     0         0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW


                                                         Three Months Ended
                                                             (unaudited)
                                                               March 31,

                                                           1996       1995
                                                         --------   --------
                                                             (In Thousands)

OPERATING ACTIVITIES
 Net Income                                               $   975      $  19
 Reconciliation of net income (loss)
to net cash provided by operating activities
Depreciation and Amortization                                 186        185
(Gain) Loss on Disposal of Assets                               0         (1)
Net Income Loss From Barter Transactions                       (7)        (2)
Extraordinary Gain From Debt Extinguishment                (1,142)      (180)
Changes In:
Accounts Receivable                                           139         96
Prepaid Expenses and Other Current Assets                      26         45
Accounts Payable and Accrued Expense                           78         (4)
Interest Payable                                                0         89
                                                          -------      -----
Net Cash Provided by Operating Activities                     255        247

INVESTMENT ACTIVITIES
 Purchase of Property and Equipment                           (25)       (20)
 Proceeds from Sale of Equipment                                0          0
 Other                                                        (30)         0
                                                          -------      -----
Net Cash Provided (used) by Investing Activities              (55)       (20)

FINANCING ACTIVITIES:
 Repayments of Long-term Debt                                (247)      (261)
                                                          -------      -----
Net Cash Used by Financing Activities                        (247)      (261)

INCREASE IN CASH                                              (47)       (34)
 Cash, Beginning Of Quarter                                   335        363
 Cash, End Of Quarter                                         288        329

SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest Paid                                                 68         58

NON-CASH TRANSACTION:
 Property and Equipment Acquired by Barter Transaction         10         20
 Accrued Interest Added to New Notes in Restructuring           3          3

See "Notes to Consolidated Financial Statements"

                        SUNGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996

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

     At March 31, 1996, the Corporation had approximately $13 million of net operating loss carry forwards, which expire in years 2002 through 2010.

     At March 31, 1996, the Corporation had a cumulative net deferred tax asset. The majority of this asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for the reversals of taxable temporary differences, the Corporation will not generate income to utilize most of the net operating loss carry forwards. At March 31, 1996, the Corporation had a recorded deferred tax asset of $1,288,621. This asset is an allowance against tax expense to be generated by debt forgiveness in 1996. In addition, the Corporation had deferred state income tax expense of $92,348.

(3) Net Income Per Common Share. For 1995 and 1996, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the first quarter. The Corporation's warrants have been considered the equivalent of common stock, and as such, increased the number of common shares. The Corporation's outstanding stock options, however, have not been added to the number of common shares because of the market price of the common stock does not exceed the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants; those purchases were assumed to have been made at the average price of the common stock. The average price has been determined to be $.1875.

     Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition

Results of Operations
- ---------------------

     For the quarter ended March 31, 1996 and 1995, the Corporation operated the same properties.

     Gross revenues for the quarter were down 1% or $27,000. This decrease is attributable to a 15% decrease in barter sales. The decrease in barter sales was attributable to transactions with local television stations in the Corporation's markets. Typically the Corporation's properties will make an arrangement to exchange radio air time for television air time during certain promotional times of the year. Typically television stations run their barter air time on radio stations during the first quarter of the year. However, this year, the Corporation did not enter into as many agreements with local television stations as in the past. Overall, cash revenues for the Corporation were up approximately 1% for the first quarter.

     Agency commissions as a percentage of gross sales were approximately 10.7% in 1996 vs. 10.3% in 1995. This increase is attributable to a larger percentage of local advertising sales originating through agencies. Agencies historically charge a radio station a 15% commission.

     Technical and programming expenses increased $56,000 or 12%. This increase was largely due to two of the Corporation's markets adding subscription to Arbitron's rating services during the later part of 1995. The Corporation did not incur expense for these services in the first quarter of 1995, however, they are incurring expenses currently. In addition, the Corporation has increased its expenditures in the areas of contests and promotions for its radio stations. The Corporation has increased these expenditures in an effort to increase or maintain its current rating shares in its respective markets.

     Selling and general administrative expenses decreased $7,000 or .5%. General expenditures such as office supplies, postage, telephone, etc. increased approximately 1-2%. However, these general increases were offset by a decrease in bonus compensation to the Corporation's general managers. Fewer of the managers hit their monthly and quarterly bonus targets during the first quarter of 1996 as opposed to the first quarter of 1995. Bonus compensation is generally tied to budgeted financial performance which is typically higher than prior year's actual results.

     Interest expense decreased 52% or $78,000 as a result of the Corporation ceasing to accrue interest on a total of $6.4 million in debt in 1996 vs. 1995. On $2.9 million of this debt the Corporation has had no contact with the holders in over seven years. Management believes that the likelihood of the Corporation eventually being required to pay this interest is minimal (see Financial Condition). The remaining $3.5 million in debt is associated with a note secured by one of the Corporation's properties. The Corporation has entered into a settlement agreement with the debt holder in which the Corporation will sell the property and the debt holder will receive the sale proceeds. The sale proceeds do not exceed the current amount of debt on the books. The Corporation's overall interest expense compared to the debt level continues to remain low as a result of a substantial amount of the debt being restructured with an effective interest rate of 0% for book purposes.

     Other income (expense) which consists of consulting fees, interest income and other miscellaneous items was flat during the first quarter of 1996.

     The Corporation recorded $1,142,000 in gains from debt extinguishment during the first quarter of 1996. This gain was attributable to the Corporation writing off seven notes with an unpaid principal balance of approximately $755,000 and unpaid interest of $387,000. Payments on these notes became due in January, 1990. In February of 1990, the Corporation was notified of its default of non-payment of these notes and demand for payment was made. The holders of these notes have made no additional collection efforts and the statute of limitations with respect to the collection of these notes expired in the first quarter of 1996. In 1995, the Corporation recorded a gain of $180,000 from debt extinguishment.

Financial Condition
- -------------------

     The Corporation's principal source of funds is cash flow provided by the operation of the radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During the first quarter of 1996, the Corporation was able to meet its primary cash need of debt service ($247,000) by a decrease in receivables ($139,000), a decrease in prepaid items ($26,000) and an increase in payables ($78,000).

     The Corporation has operated with a working capital deficiency for several years. At March 31, 1996, the deficit was approximately $9,256,000. This deficit compares to a deficit of approximately $11,397,000 at December 31, 1995. During the last several years, the Corporation has not generated sufficient funds for working capital, debt repayment schedules as they currently exist, and capital expenditures. The Corporation is currently in default on $5,663,000 in debt and has scheduled debt repayments of $3,048,000 over the next 12 months.

     As described in Part II, Item 3, "Defaults Upon Senior Securities", the Corporation continues to be in violation of certain provisions of its long-term borrowings. The total principal value of all notes on which the Corporation is currently in default is approximately $5,663,000. These notes have approximately $2.8 million in unpaid accrued interest. The Corporation is in default on this debt primarily because of non-payment of principal and interest. Some lenders have received no payments from the Corporation for over seven years and several of the notes have either matured in full or have had substantial principal payments due since 1991. Under applicable state law, scheduled debt payments which are not made after a specified period of time (statute of limitations) are not collectible by the creditor.

     During the quarter ended March 31, 1996, the Corporation treated as canceled seven notes issued in July 1986, with unpaid principal of $755,000 and unpaid interest of $387,000. The notes have been treated as canceled because they have been in default for more than six years, and the Corporation has been advised by counsel that the applicable statute of limitations for collection of these notes is six years.

     Also, at March 31, 1996, the Corporation had ceased accruing interest on $5,663,000 of its notes. The holders of these notes have not made an effort to collect on them for more than seven years or the Corporation has reached settlement agreements which have not been finalized but do not require additional interest payments.

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

     The Corporation has had success in the past in renegotiating with creditors on extended payment pay-outs. In the fourth quarter of 1995, the Corporation was successful in renegotiating one note and reaching a settlement with another creditor; however, there is no certainty that additional creditors to whom the Corporation is now in default will accept renegotiated terms in the future. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern. The Corporation will not generate sufficient funds in 1996 to service its current operating expenses, capital needs, and debt obligations as they are currently structured.



PART II.  OTHER INFORMATION:

     Item 1.        Legal Proceedings

     There have been no changes in legal proceedings since the Corporation's last report.

     Item 3.        Defaults Upon Senior Securities

       Below is a table of the Corporation's debt instruments which were in default at March 31, 1996, each of which is an amount greater than 5% of the Corporation's total assets.



                                  REASON FOR                      PRINCIPAL IN        INTEREST IN
HOLDER                            DEFAULT                         DEFAULT             DEFAULT
- -------------------------------------------------------------------------------------------------

Note Payable Bank                Note was due
(RTC Receivership)               in full on April 28, 1990        $2,162,820          $1,263,000
                                 Default Since 05/01/88

Note Payable Bank                Non-payment of
(FDIC Receivership)              principal and interest           $3,500,000          $1,554,000
                                 Default Since 06/30/90

       Item 6.        Exhibits and Reports on Form 8-K

       (a)    Exhibit 27 Financial Data Schedules

       (b) The Corporation filed a report on Form 8-K with the Securities and Exchange Commission on February 21, 1996, regarding the sale of radio station WOWW-FM in Pensacola, Florida.

                                   SIGNATURE



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        SUNGROUP,  INC.
                        ------------------------------
                        (Registrant)



May 10, 1996                           /S/ John W. Biddinger
- -------------                          -------------------------------
Date                                   John W. Biddinger
                                       Principal Operating Officer


May 10, 1996                           /S/ John E. Southwood, Jr.
- -------------                          -------------------------------
Date                                   John E. Southwood, Jr.
                                       Principal Financial Officer