Form 10QSB
period 1996-06-30
SUNGROUP INC
filed 1996-08-09
CIK 67903

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996.

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from  ____________ to
        _____________

 Commission file number 0-3851
                        ------

                               SUNGROUP,  INC.
 ----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Tennessee                                   62-0790469
 --------------------------------        ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

             9102 North Meridian Street, Suite 545, Indianapolis,
                                Indiana  46260
                    --------------------------------------
                   (Address of principal executive offices)
                                (317) 844-7425
                    --------------------------------------
                         (Issuer's telephone number)
                                     N/A
 ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     Common Stock, No Par Value               6,543,700 Common Shares
 ----------------------------------------------------------------------------
         (Title of class)            (Shares outstanding as of June 30, 1996)

   Transitional Small Business Disclosure Format (check one): Yes    No   X

                               SUNGROUP,  INC.

                                    INDEX



                                                                      Page No.

PART I.            FINANCIAL INFORMATION

      Item 1.      Financial Statements                                   3

                   Consolidated Balance Sheet                             3
                   June 30, 1996

                   Consolidated Statement of Operations                   4
                   Three Months Ended June 30, 1996 and 1995

                   Consolidated Statement of Operations                   5
                   Six Months Ended June 30, 1996 and 1995

                   Consolidated Statement of Cash Flow                    6
                   Six Months Ended June 30, 1996 and 1995

                   Notes to Consolidated Financial Statements             7

      Item 2.      Management's Discussion and Analysis of                9
                   Financial Condition and Results of Operations



PART II.           OTHER INFORMATION


      Item 1.      Legal Proceedings                                      12

      Item 3.      Defaults Upon Senior Securities                        12

      Item 6.      Exhibits and Reports on Form 8-K                       12

                   Signatures                                             13

PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                 June 30, 1996
                                                                (In Thousands)
                                                                --------------

     Current Assets
         Cash                                                         $341
         Deferred Taxes                                              1,289
         Accounts Receivable (net)                                   1,403
         Prepaid and Other                                              56
                                                                        --
              Total Current Assets                                   3,089

     Property And Equipment (Net)                                    1,653

     Other Assets
         Intangible Assets (net)                                     7,180
         Other Assets                                                   67
                                                                        --
              Total Other Assets                                     7,247

                      Total Assets                                 $11,989
                                                                   =======

     Current Liabilities
         Accounts Payable & Accrued
           Expenses                                                    497
         Accrued Interest                                            2,828
         Current Maturates of LT Debt                                8,710
                                                                     -----
              Total Current Liabilities                             12,035

     Long Term Debt                                                  9,541

     Deferred Income Taxes                                              92

     Stockholders' Equity
         Common Stock - $1 par value,
           authorized $10 million                                    3,771
         Additional Paid in Capital                                  5,969
         Accumulated Deficit                                      (19,419)
                                                                  --------
              Total Stockholders' Equity                           (9,679)

              Total Liability &
              Stockholders' Equity                                 $11,989
                                                                   =======

     See "Notes to Consolidated Financial Statements"

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                           Three Months Ended
                                                                 June 30,
                                                            1996          1995
                                                            ------------------
                                                              (In Thousands*)

    Gross Revenue                                         $2,625        $2,426
    Agency Commission                                      (280)         (193)
                                                           -----         -----
Net Revenue                                                2,345         2,223

    Technical & Programming Expense                          696           575
    Selling and G & A Expense                              1,395         1,452
                                                           -----         -----
Total Operating Expense                                    2,091         2,027

Income From Operations                                       254           206

    Interest Expense                                        (71)         (156)
    Gain (Loss) on Disposal of Assets                        (5)           (5)
    Other                                                      1             1
                                                               -             -
Total Other Income (Expense)                                (75)         (160)

Income Before Income Taxes and Extraordinary Item            179            46

    Income Taxes                                              28            32
                                                              --            --

Income Before Extraordinary Item                             151            14

    Extraordinary Item                                       200             0

Net Income                                                   351            14

Income Per Common Share
    Income Before Extraordinary Item                            .01          0
    Extraordinary Item                                          .02          0
Income Per Share                                                .03          0
                                                                ---          -

Weighted Average Number Of
    Common Shares Outstanding                             13,174        13,174

Dividends Per Share                                            0             0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                           Six Months Ended
                                                                June 30,
                                                        1996              1995
                                                        ----------------------
                                                            (In Thousands*)

    Gross Revenue                                   $4,575          $4,403
    Agency Commission                                (489)           (396)
                                                     -----           -----
Net Revenue                                          4,086           4,007

    Technical & Programming Expense                  1,208           1,031
    Selling and G & A Expense                        2,721           2,785
                                                     -----           -----
Total Operating Expense                              3,929           3,816

Income From Operations                                 157             191

    Interest Expense                                 (142)           (305)
    Loss on Disposal of Assets                         (5)             (4)
    Other                                                2               3
                                                         -               -
Total Other Income (Expense)                         (145)           (306)

Income (Loss) Before Income Taxes and
    Extraordinary Item                                  12           (115)


    Income Taxes                                        28              32
                                                        --              --

Loss Before Extraordinary Item                        (16)           (147)

    Extraordinary Items                              1,342             180
                                                     -----             ---

Net Income (Loss)                                    1,326              33

Income (Loss) Per Common Share
    Loss Before Extraordinary Item                       0.00           (0.01)
    Extraordinary Item                                   0.10            0.01
                                                         ----            ----
Income (Loss) Per Share                                  0.10            0.00

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                       13,174          13,174

DIVIDENDS PER SHARE                                          0               0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW
                                 (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996          1995
                                                            ------------------
                                                              (In Thousands)


Operating Activities
    Net Income (Loss)                                       $1,326         $33
    Reconciliation Of Net Income (Loss)
        To Net Cash Provided By Operating Activities
        Depreciation And Amortization                          373         369
        (Gain) Loss On Disposal Of Assets                        5           4
        Net (Income) Loss From Barter Transactions              41          43
        Extraordinary Items                                (1,142)       (180)
        Changes In:
            Accounts Receivable                              (119)       (224)
            Prepaid Expenses And Other Current Assets           37         103
            Accounts Payable And Accrued Expense                24          58
            Interest Payable                                     0         176
                                                                 -         ---
        Net Cash Provided by Operating Activities              545         382

INVESTMENT ACTIVITIES
    Purchase of Property and Equipment                        (56)        (26)
    Proceeds from Sale of Equipment                              0           1
    Other                                                     (50)         (2)
                                                              ----         ---
        Net Cash Provided (used) by Investing Activities     (106)        (27)

FINANCING ACTIVITIES:
    Repayments of Long-term Debt                             (433)       (438)
                                                             -----       -----
        Net Cash Used by Financing Activities                (433)       (438)

INCREASE IN CASH                                                 6        (83)
    Cash, Beginning Of Year                                    335         363
    Cash, End Of Quarter                                       341         280

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest Paid                                              137         123

NON-CASH TRANSACTION:
    Property and Equipment Acquired by Barter Transaction       10          21
    Accrued Interest Added to New Notes in Restructuring         6           6

See "Notes to Consolidated Financial Statements"

                       SUNGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED JUNE 30, 1996

(1) Consolidated Condensed Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB for the fiscal year ending December 31, 1995. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

(2) Income Taxes. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

    At June 30, 1996, the Corporation had approximately $13 million of net operating loss carry forwards, which expire at various times in the years 2002 through 2010.

    At June 30, 1996, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for the reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At June 30, 1996, the Corporation had a recorded deferred tax asset of $1,288,621. This asset is an allowance against tax expense to be generated by debt forgiveness in 1996. In addition, the Corporation had deferred state income tax expense of $92,348.

(3) Net Income Per Common Share. For 1995 and 1996, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the second quarter and year to date. The Corporation s warrants have been considered the equivalent of common stock and, as such, increase the number of common shares. The Corporation s outstanding stock options, however, have not been added to the number of common shares outstanding because the market price of the common stock does not exceed the exercise price of the options. The increase in the number of outstanding common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of such warrants; those purchases were assumed to have been made at the average price of the common stock, which has been determined to be $.1875.

(4) On July 2, 1996, the Corporation consummated the sale of its radio station in Pensacola, Florida to Southern Broadcasting of Pensacola, Florida. The Corporation booked a gain of $645,729.66 on the sale of these assets. In addition, the Corporation realized $2,959,678.06 in debt forgiveness as a result of a settlement with the Federal Deposit Insurance Corporation, the secured lender on the property. The Corporation had a deferred tax asset reserved for this transaction in the amount of $1,288,621. This leaves the Corporation with a net after tax gain for this transaction of $2,316,786.72.

            Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
- ---------------------

      For the three and six months ended June 30, 1996 and 1995, the Corporation held and operated the same properties.

      Gross revenues for the quarter were up 8.2% or $199,000. Gross revenues for the six months were up $172,000 or 3.9%. These increases are attributable to a significant increase in revenues at the Corporation s Bryan, Texas and Pensacola, Florida properties. The improved performances at these stations were a direct result of better audience ratings.

      Agency commissions as a percentage of gross sales for the quarter were 10.7% in 1996 vs. 8% in 1995. Agency commissions as a percentage of gross sales for the six months were 10.7% in 1996 and 9% in 1995. These increases are attributable to a larger percentage of local/regional advertising sales originated through agencies. Agencies historically charge a radio station a 15% commission.

      Technical and programming expenses were up $121,000 or 21% for the quarter and up $177,000 or 17% for the six months. These increases are a result of higher programming salary cost, higher royalty/licensing fees as a result of higher sales, Arbitron rating expense and station promotional cost. Two of the Corporation's markets added subscriptions to Arbitron's rating services during the later part of 1995. The Corporation did not incur expense for these services in the first half of 1995; however, they are incurring these expenses currently. In addition, the Corporation has increased its expenditures in the area of contest and promotions for its radio stations. The Corporation has increased these expenditures in an effort to increase and maintain its current rating shares in its respective markets.

      Selling and general administrative expenses were down $57,000 or 4% and $64,000 or 2.3% for the three and six months, respectively. Increased sales commission cost as a result of higher sales and general increases in office operating expenses were offset by decreases in bonus compensation and professional fees. Fewer of the Corporation's general managers hit their monthly and quarterly bonus targets during the first half of 1996 as opposed to 1995. Bonus compensation is generally tied to budgeted financial performance which is typically higher than prior year s actual results. In addition, the Corporation had fewer legal expenses during the first half of 1996 versus 1995.

      Interest expense was down $85,000 or 54.5% and $163,000 or 53.4% for the three and six months, respectively. The Corporation ceased accruing interest on a total of $5.7 million in debt in 1996 versus 1995. On $2.2 million of this debt, the Corporation has not had contact with the debt holders in over seven years. Management believes that the likelihood of the Corporation eventually being required to pay this interest is minimal (see Financial Condition following). The remaining $3.5 million in debt is associated with a note secured by one of the Corporation s properties. The Corporation entered into a settlement agreement with the debt holder in which the Corporation would sell the subject property and the debt holder would receive the sales proceeds in satisfaction of the debt. The sale and consummation of the cancellation of this debt transpired on July 2, 1996. The Corporation s overall interest expense compared to its debt level continues to remain low as a result of a substantial amount of debt being restructured with an effective interest rate of 0% for book purposes.

      Changes in the loss on disposal of assets and other income was negligible for the quarter and six months ended June 30, 1996.

      The Corporation recorded $1,142,000 in gains from debt extinguishment during the first half of 1996. This gain was attributable to the Corporation writing off seven notes with unpaid principal balance of approximately $755,000 and unpaid interest of $387,000. Payments on these notes became due in January 1990, and in February of 1990, the Corporation was notified of its default for non-payment of these notes and demand for payment was made. The holders of these notes have made no additional collection efforts and the statute of limitations with respect of the collection of these notes expired in the first quarter of 1996. In 1995, the Corporation recorded a gain of $180,000 from debt extinguishment of other note amounts.

      During the second quarter of 1996, the Corporation received a cash payment in the amount of $200,000. This payment was made in accordance with an agreement with Service Broadcasting in which the Corporation agreed to move the transmitter site for one of its radio stations to a new location selected by Service Broadcasting. In addition to the cash payment, the Corporation anticipates receiving real and personal property of approximately $675,000 from Service Broadcasting sometime during the second half of 1996.

Financial Condition
- -------------------

      The Corporation's principal source of funds is cash flow provided by the operation of the radio stations it holds as subsidiaries. Its primary needs include working capital, capital expenditures to maintain property, plant and equipment, and repayment of debt. During the first six months of 1996, the Corporation was able to meet its primary cash need of debt service ($570,000) with its station operating cash flow of approximately $566,000. During the second quarter of 1996, the Corporation entered into an agreement to purchase the construction permit for radio station KFXJ-FM in Abilene, Texas for a total cost of $150,000. The Corporation has made a $50,000 escrow payment towards this transaction. It is anticipated that the remaining $100,000 will be due during the fourth quarter of 1996.

      The Corporation has operated with a working capital deficiency for several years. At June 30, 1996, the deficit was approximately $8,946,000. This deficit compares to a deficit of approximately $11,397,000 at December 31, 1995. During the last several years, the Corporation has not generated sufficient funds for working capital, debt repayment schedules as they currently exist, and capital expenditures.

      As described in Part II, Item 3, "Defaults Upon Senior Securities", the Corporation continues to be in violation of certain provisions of its long-term borrowings. The total principal value of all notes on which the Corporation is currently in default is approximately $2,163,000. This note has approximately $1.3 million in unpaid accrued interest. The Corporation is in default on this debt primarily because of non-payment of principal and interest. The lender on this debt has not received payments from the Corporation for over seven years and the note matured on April 28, 1990. Under applicable state law, scheduled debt payments which are not made after a specified period of time (statute of limitations) are not collectible by the creditor. The statute of limitations on the above debt has expired, and therefore, will eliminate this debt from the Corporation s books in the third quarter.

      During the first half of 1996, the Corporation treated as canceled seven notes issued in July 1986, with unpaid principal of $755,000 and unpaid interest of $387,000. The notes have been treated as canceled because they have been in default for more than six years, and the Corporation has been advised by counsel that the applicable statute of limitations for collection of these notes is six years. Also, as of June 30, 1996, the Corporation had ceased accruing interest on $5,663,000 of its notes. The holders of these notes have not made an effort to collect on them for more than seven years. On July 2, 1996, the Corporation settled in full a note representing $3,500,000 of this debt. See Note (4) to Consolidated Financial Statements. The remaining $2.2 million in debt will be eliminated from the balance sheet during the third quarter as the statute of limitations will expire with regards to collection of this note.

      The Corporation plans to deal with its weak financial condition by continuing to develop a strong profit base with its current stations and focusing on restructuring its secured and unsecured debts. The Corporation continues to negotiate with some of its secured lenders in order to restructure its debt obligations in such a way they can be paid out of the net cash currently being generated by the Corporation s broadcast properties. As noted above, subsequent to the end of the second quarter, the Corporation was successful in completing the sale of certain assets in order to finalize its settlement agreement with the Federal Deposit Insurance Corporation for certain debts owed by the Corporation. These events have been further described in the Corporation s report on Form 8-K as filed on July 12, 1996. However, there is no certainty that additional creditors to whom the Corporation is now in default will accept renegotiated or settlement terms in the future. Failure to renegotiate successfully with these lenders will severally hamper the Corporation s ability to continue as a going concern. The Corporation will not generate sufficient funds in 1996 to service its current operating expenses, capital needs, and debt obligations as they are currently structured.

PART II.    OTHER INFORMATION:

      Item 1.          Legal Proceedings

      As previously reported in the Corporation's Form 10-KSB for the fiscal year ended December 31, 1995, the Corporation had been in litigation with the Federal Deposit Insurance Corporation, as Receiver for the National Bank of Washington ( FDIC ), the senior creditor for the Corporation's Pensacola, Florida property ( Pensacola Property ). On January 26, 1996, the Corporation entered into an agreement with the FDIC to sell its Pensacola Property and remit the proceeds to the FDIC for cancellation of all debt obligations owed by the Corporation. On July 2, 1996, the sale of the assets and subsequent payment to the FDIC was consummated. The FDIC has filed a release with the courts for all previous judgments against the Corporation.

      Item 3.          Defaults Upon Senior Securities

      Below is a table of the Corporation's debt instruments which were in default at June 30, 1996, each of which is an amount greater than 5% of the Corporation's total assets.

                       REASON FOR                    PRINCIPAL     INTEREST IN
HOLDER                 DEFAULT                       IN DEFAULT    DEFAULT
- ------------------------------------------------------------------------------
Note Payable Bank      Note was due
(RTC Receivership)     in full on April 28, 1990     $2,162,820     $1,263,000
                       Default Since 05/01/88

Note Payable Bank1     Non-payment of
(FDIC Receivership)    principal and interest        $3,500,000     $1,480,000
                       Default Since 06/30/90


      Item 6.          Exhibits and Reports on Form 8-K

                       (a)     Exhibits

                               27       Financial Data Schedule























- -------------------------

1 Assets sold July 2, 1996, and this debt was paid off or forgiven in full.

                                  SIGNATURE



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SUNGROUP,  INC.
                               -----------------------------------------------
                               (Registrant)



July 31, 1996                  /S/ John W. Biddinger
- --------------------           -----------------------------------------------
Date                           John W. Biddinger
                               Principal Operating Officer



July 31, 1996                  /S/ John E. Southwood, Jr.
- --------------------           -----------------------------------------------
Date                           John E. Southwood, Jr.
                               Principal Financial Officer