Form 10QSB
period 1996-09-30
SUNGROUP INC
filed 1996-11-14
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

Commission file number 0-3851

                            SUNGROUP,  INC.
    ----------------------------------------------------------------
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

                             (317) 844-7425
                      ---------------------------
                      (Issuer's telephone number)

                                  N/A
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)

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

Common Stock, No Par Value                  6,543,700 Common Shares
---------------------------------------------------------------------------
(Title of class)                           (Shares outstanding as of
                                            September 30, 1996)

Transitional Small Business Disclosure Format (check one)   Yes      No   X
                                                                ---      ---

                            SUNGROUP,  INC.

                                 INDEX


                                                                      Page No.

PART I.            FINANCIAL INFORMATION

       Item 1.     Financial Statements                                  3

                   Consolidated Balance Sheet                            3
                   September 30, 1996

                   Consolidated Statement of Operations                  4
                   Three Months Ended September 30, 1996 and 1995

                   Consolidated Statement of Operations                  5
                   Nine Months Ended September 30, 1996 and 1995

                   Consolidated Statement of Cash Flow                   6
                   Nine Months Ended September 30, 1996 and 1995

                   Notes to Consolidated Financial Statements            7

       Item 2.     Management's Discussion and Analysis or Plan          8
                   of Operations



PART II.           OTHER INFORMATION

       Item 1.     Legal Proceedings                                     11

       Item 3.     Defaults Upon Senior Securities                       11

       Item 6.     Exhibits and Reports on Form 8-K                      11

                   Signatures                                            12

PART I.        FINANCIAL INFORMATION
               Item 1.    Financial Statements

                             SUNGROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                              (unaudited)
                         (dollars in thousands)

                                            September 30, 1996
                                            ------------------
Current Assets
     Cash                                         $  605
     Deferred Taxes                                    0
     Accounts Receivable (net)                     1,311
     Prepaid and Other                                53
                                                  ------
         Total Current Assets                      1,969

Property And Equipment (Net)                       1,627

Other Assets
     Intangible Assets (net)                       6,237
     Other Assets                                     13
                                                  ------
         Total Other Assets                        6,250

                 Total Assets                     $9,846
                                                  ======

Current Liabilities
     Accounts Payable & Accrued
       Expenses                                      554
     Accrued Interest                                 11
     Current Maturaties of Long Term Debt          3,001
                                                  ------
         Total Current Liabilities                 3,566

Long Term Debt                                     9,380

Deferred Income Taxes                                 92

Stockholders' Equity
     Common Stock - $1 par value,
       authorized 10 million shares                3,771
     Additional Paid in Capital                    5,969
     Accumulated Deficit                         (12,932)
                                                  ------
         Total Stockholders' Equity               (3,192)

         Total Liability &
         Stockholders' Equity                     $9,846
                                                  ======

See "Notes to Consolidated Financial Statements"

                             SUNGROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)
             (dollars in thousands, except per share data)

                                                          Three Months Ended
                                                             September 30,
                                                          1996            1995
                                                         ----------------------
     Gross Revenue                                       $2,151          $2,444
     Agency Commission                                     (247)           (220)
                                                         ------          ------
Net Revenue                                               1,904           2,224

     Technical & Programming Expense                        428             507
     Selling and G & A Expense                            1,119           1,370
                                                         ------          ------
Total Operating Expense                                   1,547           1,877

Income From Operations                                      357             347

     Interest Expense                                       (72)           (145)
     Gain (Loss) on Disposal of Assets                      652             (18)
     Other                                                    4               1
                                                         ------          ------
Total Other Income (Expense)                                584            (162)

Income Before Income Taxes and Extraordinary Item           941             185

     Income Taxes                                         1,623               0
                                                         ------          ------

Income (Loss) Before Extraordinary Item                    (682)            185

     Extraordinary Items                                  3,080               0
     Extraordinary Gain From Debt Extinguishment          4,089               0

Net Income                                                6,487             185

Income (Loss) Per Common Share
     Income (Loss) Before Extraordinary Item              (0.05)           0.01
     Extraordinary Item                                    0.54            0.00
                                                         ------          ------
Income Per Share                                           0.49            0.01
Weighted Average Number Of
     Common Shares Outstanding                           13,174          13,174

Dividends Per Share                                           0               0

See "Notes to Consolidated Financial Statements"

                             SUNGROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)
             (dollars in thousands, except per share data)


                                                           Nine Months Ended
                                                             September 30,
                                                          1996            1995
                                                         ----------------------
     Gross Revenue                                       $6,726         $6,847
     Agency Commission                                     (736)          (616)
                                                         ------         ------
Net Revenue                                               5,990          6,231

     Technical & Programming Expense                      1,636          1,538
     Selling and G & A Expense                            3,840          4,155
                                                         ------         ------
Total Operating Expense                                   5,476          5,693

Income From Operations                                      514            538

     Interest Expense                                      (214)          (450)
     Gain (Loss) on Disposal of Assets                      647            (22)
     Other                                                    6              4
                                                         ------         ------
Total Other Income (Expense)                                439           (468)

Income Before Income Taxes and Extraordinary Item           953             70

     Income Taxes                                         1,651             32
                                                         ------         ------

Income (Loss) Before Extraordinary Item                    (698)            38

     Extraordinary Items                                  3,280              0
     Extraordinary Gain From Debt Extinguishment          5,231            180
                                                         ------         ------

Net Income                                                7,813            218

Income (Loss) Per Common Share
     Income (Loss) Before Extraordinary Item              (0.05)          0.00
     Extraordinary Item                                    0.65           0.01
                                                         ------         ------
Income Per Share                                           0.59           0.02
Weighted Average Number Of
     Common Shares Outstanding                           13,174         13,174

Dividends Per Share                                           0              0

See "Notes to Consolidated Financial Statements"

                             SUNGROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)
             (dollars in thousands, except per share data)

                                                              Nine Months Ended
                                                                September 30,
                                                             1996            1995
                                                            ----------------------
OPERATING ACTIVITIES
     Net Income (Loss)                                      $7,813         $ 218
     Reconciliation Of Net Income (Loss)
         To Net Cash Provided By Operating Activities
         Depreciation And Amortization                         524           552
         (Gain) Loss On Disposal Of Assets                    (647)           22
         Net Income (Loss) From Barter Transactions             29           (38)
         Extraordinary Items                                (6,903)         (180)
         Changes In:
             Accounts Receivable                                (1)         (254)
             Prepaid Expenses And Other Current Assets          21           102
             Accounts Payable And Accrued Expense              273            69
             Interest Payable                                    9           263
                                                            ------         -----
         Net Cash Provided by Operating Activities           1,118           754

INVESTMENT ACTIVITIES
     Purchase of Property and Equipment                        (67)          (55)
     Proceeds from Sale of Equipment                         1,958             1
     Other                                                       0            (3)
                                                            ------         -----
         Net Cash Provided (used) by Investing Activities    1,891           (57)

FINANCING ACTIVITIES:
     Repayment of Long Term Debt                            (2,739)         (625)
                                                            ------         -----
         Net Cash Used by Financing Activities              (2,739)         (625)

INCREASE IN CASH                                               270            72
     Cash, Beginning Of Year                                   335           363
     Cash, End Of Quarter                                      605           435

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest Paid                                               0           181

NON-CASH TRANSACTION
     Property and Equipment Acquired by Barter Transaction      13            21
     Accrued Interest Added to New Notes in Restructuring        9             6
     Liability Received in Sale of WOWW                        192             0

See "Notes to Consolidated Financial Statements"

                    SUNGROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

(1) Consolidated Condensed Financial Statements. The accompanying unaudited financial statements of SunGroup, Inc. and its subsidiaries (collectively, "Corporation") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for the fair presentation of such financial information for the periods indicated have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

(2) Income Taxes. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expense for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

    At September 30, 1996, The Corporation had approximately $13 million of net operating loss carry forwards, which expire in years 2002 through 2010.

    At September 30, 1996, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for the reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At September 30, 1996, the Corporation had a recorded deferred tax asset of $92,348.

(3) Net Income Per Common Share. For 1995 and 1996, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the third quarter and year to date. The Corporation's warrants have been considered the equivalent of common stock and, as such, increase the number of common shares. The Corporation's outstanding stock options, however, have not been added to the number of common shares because the market price of a share of common stock does not exceed the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with proceeds from the exercise of such warrants; such purchases were assumed to have been made at the average price of a share of common stock, determined to be $.1875.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

   On July 2, 1996, the Corporation consummated the sale of its Pensacola, Florida station to Southern Broadcasting of Pensacola, Florida. The Corporation booked a gain of $645,729.66 on the sale of these assets. In addition, the Corporation realized $2,959,678.06 in debt forgiveness as a result of a settlement with the Federal Deposit Insurance Corporation, the secured lender on the property. The Corporation had a deferred tax asset reserved for this transaction in the amount of $1,288,621. This leaves the Corporation with a net after tax gain for this transaction of $2,316,786.72. For the quarter and nine months ended September 30, 1996 versus 1995, this was the only major change in operations.

   Gross revenues for the quarter were down 12% or $293,000. Gross revenues for the nine months were down $121,000 or 1.8%. This decrease is due to the sale of the Pensacola station.

   Agency commissions as a percentage of gross sales for the quarter were 11.48% in 1996 vs. 9% in 1995. Agency commissions as a percentage of gross sales for the nine months were 10.94% in 1996 and 9% in 1995. These increases are attributable to a larger percentage of local/regional advertising sales originated through agencies. Agencies historically charge a radio station a 15% commission. Technical and programming expense was down $79,000 or 15.58% for the quarter and $98,000 or 6.3% for the nine months. The decrease in the quarter is due to the sale of WOWW in Pensacola. Excluding the Pensacola station, such expense increased $5,000 or 1.18% during the quarter. This increase is a result of higher programming and salary costs, higher royalty/licensing fees as a result of higher sales, Arbitron rating expenses and station promotional cost. Two of the Corporation's markets added subscriptions to Arbitron's rating services during the latter part of 1995. The Corporation did not incur expenses for these services in the first half of 1995; however, it is incurring these expenses currently. In addition, the Corporation has increased its expenditures in the area of contest and promotions for its radio stations. The Corporation has increased these expenditures in an effort to increase and maintain its current rating share in its respective markets.

   Selling and general administrative expense was down $250,000 or 18.3% and $315,000 or 7.6% for the quarter and nine months, respectively. The majority of this decrease is a result of the sale of the Pensacola station. Fewer of the Corporation's general managers hit their monthly and quarterly bonus targets during the first nine months of 1996 as opposed to 1995. Bonus compensation is generally tied to budgeted financial performance which is typically higher than prior year's actual results. In addition, the Corporation had fewer legal expenses during the first nine months of 1996 versus 1995.

   Interest expense was down $73,000 or 50.3% and $236,000 or 52.4% for the quarter and nine months, respectively. The Corporation ceased accruing interest on a total of $5.7 million in debt in 1996 versus 1995. On $2.2 million of this debt, the Corporation has not had contact with the debt holders in over seven years and the statute of limitations has taken effect. The remaining $3.5 million in debt is associated with a note secured by one of the Corporation's properties. The Corporation entered into a settlement agreement with the debt holder in which the Corporation would sell the subject property and the debt holder would receive the sales proceeds in satisfaction of the debt. The sale and consummation of the cancellation of this debt transpired on July 2, 1996. The Corporation's overall interest expense compared to its debt level continues to remain low as a result of a substantial amount of the debt being restructured with an effective rate of 0% for book purposes.

   Changes in the gain on disposal of assets and other income was $625,000 for the quarter and nine months ended September 30, 1996, resulting from the sale of the Pensacola station.

   The Corporation recorded $7,527,000 in gains from debt extinguishment in the first nine months of 1996. This gain was attributable to the Corporation writing off several notes with unpaid principal and interest totaling $4,568,000. Payments on these notes became due in 1990, and the Corporation was notified of default for non-payment of these notes and demand for payment was made. The holders of these notes have made no additional collection efforts and the statute of limitations with respect of the collection of these notes expired in 1996. As a result of the WOWW station sale discussed earlier, the Corporation realized $2,959,000 in debt forgiveness from the Federal Deposit Insurance Corporation. In 1995, the Corporation recorded a gain of $180,000 from debt extinguishment.

   During the third quarter of 1996, the Corporation received a cash payment in the amount of $200,000. This payment was made in accordance with an agreement with Service Broadcasting in which the Corporation agreed to move the transmitter site for one of its radio stations. In addition to the cash payment, the Corporation received real and personal property in the amount of $644,000 in the third quarter of 1996.

Financial Condition
-------------------

   The Corporation's principal source of funds is cash flow provided by the operation of its radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant and equipment, and repayment of debt. During the first nine months of 1996, the Corporation was able to meet its primary cash need of debt service ($857,000) with its station operating cash flow of approximately $1,060,000.

   The Corporation has operated with a working capital deficiency for several years. At September 30, 1996, the deficit was approximately $1,597,000. This deficit compares to a deficit of approximately $11,397,000 at December 31, 1995. During the last several years, the Corporation has not generated sufficient funds for working capital, debt repayment schedules as they currently exist, and capital expenditures. The Corporation has scheduled debt repayment of $1,153,000 for the period of October 1996 through September 1997.

   The Corporation plans to deal with its weak financial condition by continuing to develop a strong profit base with its current stations and focusing on the restructuring of secured and unsecured debt. The Corporation continues to negotiate with some of its secured lenders in order to restructure its debt obligations in such a way they can be paid out of the net cash now being generated by the Corporation's broadcast properties. However, there is no certainty that creditors to whom the Corporation is now in default will accept renegotiated or settlement terms in the future. Failure to renegotiate successfully with these lenders will severely hamper the Corporation's ability to continue as a going concern.

   During the first half of 1996, the Corporation treated as canceled seven notes issued in July 1986, with unpaid principal of $755,000 and unpaid interest of $387,000. The notes have been treated as canceled because they have been in default for more than six years, and the Corporation has been advised by counsel that the applicable statute of limitations for collection of these notes is six years. On July 2, 1996, the Corporation settled in full a note representing $3,500,000 of this debt. The remaining $2.2 million in debt was eliminated from the balance sheet during the third quarter as the statute of limitations has expired regarding the collection of this note.

PART II.    OTHER INFORMATION:
   Item 1.     Legal Proceedings

   As previously reported in the Corporation's Form 10-KSB for the fiscal year ended December 31, 1995, the Corporation had been in litigation with the Federal Deposit Insurance Corporation, as Receiver for the National Bank of Washington ("FDIC"), the senior creditor for the Corporation's Pensacola, Florida property ("Pensacola Property"). On January 26, 1996, the Corporation entered into an agreement with the FDIC to sell its Pensacola Property and remit the proceeds to the FDIC for cancellation of all debt obligations owed by the Corporation. On July 2, 1996, the sale of the assets and subsequent payment to the FDIC was consummated. The FDIC has filed a release with the courts for all previous judgments against the Corporation.

   There are no legal proceedings as of September 30, 1996.


   Item 3.     Defaults Upon Senior Securities

   Below is a table of the Corporation's debt instruments which were in default at July 2, 1996, which is an amount greater than 5% of the Corporation's total assets.

                                  REASON FOR                              PRINCIPAL IN        INTEREST IN
HOLDER                            DEFAULT                                 DEFAULT             DEFAULT
---------------------------------------------------------------------------------------------------------
Note Payable Bank(1)              Non-payment of principal and
(FDIC Receivership)               interest Default Since 06/30/90         $3,500,000          $1,480,000

   There are no current debt instruments in default at September 30, 1996


   Item 6.     Exhibits and Reports on Form 8-K

               (a) Exhibits

               Exhibit 27 - Financial Data Schedule

(b) On July 12, 1996, the Corporation filed a current report on Form 8-K with the Securities and Exchange Commission reporting consummation of the sale of its Pensacola, Florida radio station, WOWW-FM.

---------------------------

(1) Assets sold July 2, 1996, and this debt was paid off or forgiven in full.

                               SIGNATURE


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  SUNGROUP,  INC.
                                  --------------------------------------------
                                  (Registrant)



November 14, 1996                  /S/ John W. Biddinger
-----------------                 --------------------------------------------
Date                              John W. Biddinger, President
                                  (Chief Executive Officer)



November 14, 1996                 /S/ James A. Hoetger
-----------------                 --------------------------------------------
Date                              James A. Hoetger, Vice President/Treasurer
                                  (Principal Accounting and Financial Officer)