Form 10KSB
period 1996-12-31
SUNGROUP INC
filed 1997-03-31
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB
(Mark One)
         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.

COMMISSION FILE NUMBER:   0-3851
                          ------
                                SUNGROUP, INC.
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)

         Tennessee                                     62-0790469
-----------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

    2201 Cantu Court, Suite 102A               Sarasota, Florida 34232-6254
----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number:        941-377-6710

Securities to be registered pursuant to Section 12(b) of the Act:   NONE

Securities to be registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, NO PAR VALUE
----------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $8,950,038.

As of March 26, 1997, the aggregate market value of the Common Shares (based on the average bid and asked price of $.375 per share in the over-the-counter market) held by non-affiliates was approximately $700,973.

As of March 26, 1997, there were 6,543,700 Common Shares outstanding.

Transitional Small Business Disclosure Format. (Check One):   Yes     No   X
                                                                  ---     ---

                                    Page 1
                                                     Exhibit Index on Page 22

                              TABLE OF CONTENTS

ITEM                                                                 PAGE
                                                                     ----
PART I
------
1   Description of Business                                            3

2   Description of Property                                            8

3   Legal Proceedings                                                  9

4   Submission of Matters to a Vote of Security Holders                9

PART II
-------
5   Market for Common Equity and Related
    Stockholder Matters                                                9

6   Management's Discussion and Analysis                               10

7   Financial Statements                                               12

8   Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                12

PART III
--------
9   Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a) of the Exchange Act         12

10  Executive Compensation                                             14

11  Security Ownership of Certain Beneficial Owners and Management     15

12  Certain Relationships and Related Transactions                     17

13  Exhibits and Reports on Form 8-K                                   18

    Signatures                                                         21

    Index to Exhibits                                                  22

                                    PART I

Item 1.  Description of Business

General
------

         SunGroup, Inc. ("Corporation") was incorporated in 1967 in the State of Tennessee. The Corporation's original name was Mooney Broadcasting Corporation. At a special stockholders meeting in 1984, a new Board of Directors and corporate officers were elected and the Corporation's name was changed to SunGroup, Inc.

         For the past five years, the Corporation's focus has been on restructuring its debt obligations to generate sufficient cash flow to service these requirements. Since mid-1991, the Corporation has attempted to deal with its liquidity needs. There has been significant efforts to restructure or pay down debts through negotiation and asset sales. The Corporation is now looking to outside sources to refinance and consolidate its restructured debt. Failure to secure this restructured debt will severely hamper the Corporation's ability to continue as a going concern.

Change in Equity
----------------

         In 1996, the Corporation's shareholder's equity deficit was substantially reduced. This improvement resulted from the Corporation's sale of the assets of its Pensacola radio station and its related debt forgiveness by the Federal Deposit Insurance Corporation ("FDIC"), significant debt elimination due to Statutes of Limitations expirations applicable to other Corporation debt, loan restructurings and equity conversion payments out of cash flow.

Sale of Assets
--------------

         The Corporation consummated the sale of its FM radio station, WOWW, in Pensacola, Florida on July 2, 1996. The radio station constituted all of the operating assets of the Corporation's subsidiary located in Florida. The assets were sold exclusive of certain retained assets, including, without limitation, accounts receivable. The sale price of the assets of the radio station was $2.3 million in cash, plus certain closing costs of approximately $150,000.

         The Corporation previously had entered into an agreement with the FDIC, the first lien holder of the assets, on the disposition of the sale proceeds of the Pensacola radio station and release of its lien thereon. The FDIC received $2.094 million from the Pensacola radio station sale proceeds and discharged the Corporation of indebtedness totaling approximately $5 million. The Corporation is in the process of dissolving this subsidiary with all of its outstanding debt eliminated.

Principal Services
------------------

         The Corporation itself and through its subsidiary corporations is principally engaged in the ownership, operation and management of commercial radio stations in the United States. As of December 31, 1996, the Corporation owned and operated six radio stations located in Albuquerque/Santa Fe, New Mexico (KKSS-FM); Shreveport, Louisiana (KMJJ-FM); Bryan/College Station, Texas (KKYS-FM); Abilene, Texas (KEAN-AM and FM); and Longview, Texas (KYKX-FM). A summary of information in chart form regarding each of the Corporation's owned stations is set forth under "Item 2. Properties".

         On June 6, 1996, the Corporation entered into an Asset Purchase Agreement with Foster Communications Company for the purchase of the construction permit of KFXJ in Abilene, Texas. The Federal Communications Commission approved the transfer of the license for the construction permit to the Corporation on September 25, 1996. The Corporation is in the process of obtaining a suitable site for a broadcast tower and constructing a new radio broadcast studio at its current facilities at KEAN in Abilene. The new station was placed in operation during 1996.

Company Strategy
----------------

         Because of the Corporation's financial difficulty over the past five
(5) years, it is focusing its operations in the media markets where it is now positioned. The Corporation desires to develop a strong profit base with its current stations and continue its efforts to refinance and restructure the Corporation's debt in order to enhance the financial stability of the Corporation.

         In developing its radio stations, the Corporation has taken a variety of actions to improve its radio stations' cash flow. These actions include cost control programs, implementation of numerous promotional activities, performing internal and external programming reviews to improve the stations' products in light of their respective target audiences, and enhancing total station revenues through the development of alternative revenue sources such as marketing the radio stations' current database of listeners. The Corporation has had each station implement a five year strategic business plan and has developed a new internal control policy to implement within the Corporation. The Corporation has set up a structure in which the general managers of the stations meet twice a year to focus on matters affecting the industry and exchange ideas with the design of developing new ideas to increase revenues in each of the five local markets. The Corporation has also implemented an annual meeting for its stations' sales managers to exchange sales ideas and receive management training. The Corporation has implemented a company-wide interview process on sales recruiting. It has also started to focus on non-traditional revenue sources for its radio stations (database telemarketing, etc.).

         The Corporation continues to focus on the latest technology available to it. The Corporation has created an Intranet System and each station is on the Internet.

         In operating its radio stations, the Corporation concentrates on the development of strong, decentralized, local management at the station level which is responsible for the day to day operations of that station and is compensated based upon the station's financial performance. Local management consists of a general manager, sales manager, operations/program director, engineer, and business manager. Local management, in cooperation with the Corporation's management, is responsible for programming and sales. Corporate management is responsible for long-range planning, establishing company-wide policies and procedures, allocating resources and maintaining overall control of the stations.

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

         At most of the Corporation's radio stations, with the exception of network news and other network programming, the staff of each station originates, prepares and presents substantially all of the station's non-music programming. Each station has one or more studios for production and recording of material for later airing or from which live programming can be broadcast.

Revenues and Competition
------------------------

         The Corporation's radio stations principally derive their revenues from local advertising, national advertising, and activities tied to the radio station. The local sales staff of each station is responsible for servicing the needs of advertising clients located in the community in which it is located. Sales to national advertisers are arranged primarily by a sales representation firm. Using a network of offices in important cities, this national firm employs its best efforts to exclusively secure national advertising for the station under a contractual agreement. The sales representation firm receives compensation in the form of commissions on net revenue produced for each station from advertising solicited and sold nationally.

         Advertising rates charged by a radio station are based upon market analysis of radio advertising results, competitive factors, added value promotions, and competitive pricing in the marketplace. Success in developing programming with broad popular appeal, particularly among those segments of the listening audience most sought after by advertisers, and the ability of a sales staff to communicate the advantages of their radio station's product, are the major competitive variables of revenues. The future performance of each of the Corporation's radio stations will also depend upon a number of external factors, including the general strength of the local and national economy, population growth, overall advertising revenues, retail sales trends, relative efficiency compared to other media and future governmental regulation and policies.

         The Corporation's radio stations compete for revenues with other media outlets in their respective areas. In addition to rival radio stations in all of the Corporation's markets duopolies have been formed which create a new and more formidable type of competitor. Recently, FCC regulations regarding local radio station ownership have been relaxed (see "FCC Regulations"). This change will have a significant impact on both the Corporation and its competitors. Other sources of competition for advertising expenditures include television and cable television, newspapers, magazines, billboards, direct mail, and many local creative advertising sources.

         Management believes that the Corporation's radio stations are generally focused on achieving their competitive goals as measured by overall ratings and target audience performance, advertiser appeal and establishment of clear, positive, local market identity. Because of the volatile nature of radio competition and ever-changing listening audience tastes, maintenance of the Corporation's current market standings entails risk and is subject to competitive pressures. Because of a lack of funds, the Corporation does not have the same ability as better financed stations to protect its format and market position or to acquire additional stations within the market to enhance its position. However, the Corporation recently acquired the right to build a new FM station in Abilene, Texas and has recently had and is involved in ongoing discussions with several other radio stations with regards to expanding its coverage in its current markets through operating and purchasing additional and new stations.

Seasonality
-----------

         Advertising expenditures in the radio industry generally tend to follow overall retail sales seasonal patterns, but expenditures vary by programming format. Typically, sales are strongest during the fourth quarter and weakest in the first quarter of the calendar year. The Corporation continues to work on ways to eliminate the seasonal variations of its revenue.

FCC Regulations
---------------

         The Corporation's radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. FCC regulations govern issuance, term, renewal and transfer of licenses necessary for operation of radio stations. Upon application, and in the absence of conflicting applications (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, existing radio licenses will be renewed without hearing for additional seven year terms. All of the Corporation's radio stations are currently licensed under regular renewal authorizations, with the exception of KMJJ-FM in Shreveport. On February 1, 1996, the Corporation filed under normal circumstances a license renewal application for radio station KMJJ-FM. KMJJ's license expired on June 1, 1996. Although the application has been outstanding for sometime, there is no indication at the present time that the FCC will not grant the requested license extension.

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996. This law will have a significant impact on the radio industry. First, the law eliminates the restrictions on the number of AM and FM stations which may be owned or controlled nationally by one entity. Previously, the law restricted ownership or control by one entity to no more than 20 AM and 20 FM stations nationally. Second, the local radio station ownership rules were changed to be based upon the number of stations controlled by an entity, not its market share. The number of stations an entity can control in a market depends upon the number of signals in the market, but the number of stations which can now be owned by one entity is significantly greater than in the past.

         The statements above do not purport to be a complete summary of the Communications Act of 1934, as amended, and the rules and regulations of the FCC or of pending proposals. For a complete statement, reference is made to the Communications Act, the Telecommunications Act of 1996, and to any related rules, regulations and proposals.

         Below is a table of the Corporation's radio stations and the current expiration date of each station's FCC authorization:


   STATION                                   EXPIRATION DATE
   -----------------------------------------------------------------------
   KEAN-AM/FM - Abilene                      October 1, 1997
   KKYS-FM - Bryan/College Station           October 1, 1997

   KMJJ-FM - Shreveport                      June 1, 1996 (in application)
   KKSS-RM - Albuquerque/Santa Fe            August 1, 1997
   KYKX-FM- Longview                         October 1, 1997
   KFXJ-FM - Abilene                         September 26, 1997

Employees
---------

         The Corporation had 83 full-time and 117 total employees as of December 31, 1996. Each station normally employs an average of fifteen to twenty-five people. The Corporation's staff consists of three employees. The Corporation considers relations with its employees to be good.

                       ITEM 2:  DESCRIPTION OF PROPERTY


                                                                                                       Tower Lease    Office Lease
Station/Location                      Date Acquired    Frequency   Licensed Power       Format        Expiration       Expiration
----------------------------------------------------------------------------------------------------------------------------------
KKSS-FM Albuquerque/ Santa Fe, New         1986         97.3 MHZ    100,000 watts    Contemporary        2002             1999
Mexico

KEAN-AM Abilene, Texas                     1985         1280 KHz        500 watts      Country            Own             2000

KEAN-FM Abilene, Texas                     1985        105.1 MHZ    100,000 watts      Country           1999             2000

KYKX-FM Longview, Texas                    1985        105.7 MHZ    100,000 watts      Country           2017             Own

KKYS-FM Bryan/College Station, Texas       1989        104.9 MHZ     50,000 watts    Contemporary         Own             1996

KMJJ-FM Shreveport, Louisiana              1989         99.7 MHZ     50,000 watts       Urban            2013             Own

KFXJ-FM Abilene, Texas                     1996         92.5 MHZ     50,000 watts      Country        In Process          Own



Item 2.  Description of Property

         None of the Corporation's individual properties amounts to ten percent or more of its total assets. All of the real estate owned by the Corporation is subject to several mortgages.

         The ownership or leasing of tower space by which the Corporation broadcasts its radio signal is critical to the Corporation. The Corporation's management believes that its current tower leases are adequate for its existing operations.

         In December, 1996, the Corporation moved its headquarters from Indianapolis, Indiana to Sarasota, Florida. The Corporation leases approximately 2,100 square feet of office space in Sarasota under a lease expiring in December, 2001. The Corporation's subsidiaries typically operate in approximately 3,000-4,000 square feet of office space.

         The Corporation does not invest in real estate other than to own or lease office space or towers for radio operating purposes. The Corporation does not own securities in any company involved in real estate activities.

         Management believes that there is adequate insurance coverage on its property and equipment.

Item 3.  Legal Proceedings

         The Corporation in the normal course of business is a defendant in a small number of routine lawsuits. Management believes that the results of any such litigation will not have an material adverse effect upon the conduct of the Corporation's business or its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of 1996.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is no active public trading market for the Corporation's common stock, but it is traded on the over the counter market and has two market makers.

         As of December 31, 1996, the Corporation had 495 shareholders of record.

         The Corporation has not paid any cash dividends on its common shares in the last six years and does not expect to pay dividends in the foreseeable future. Three of the Corporation's subsidiaries are prohibited, pursuant to loan agreements, from making distributions to the parent and most of the Corporation's restructured debt payments are tied to the cash flow of specific subsidiaries or the cash flow of the consolidated entity. Lack of distributions to the Corporation as the parent company by its subsidiaries and debt service payment requirements leave the Corporation with inadequate cash to pay any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

Results of Operations:  1996 vs. 1995
-------------------------------------

         For the years ended December 31, 1996 and 1995, the Corporation operated the same properties, except for WOWW-FM in Pensacola. Gross revenues for 1996 were down $48,616 or .5% from 1995. This decrease is attributable to the sale of the WOWW-FM radio station in Pensacola on July 2, 1996. Excluding the Pensacola station, revenues increased $281,569 or 3.43% from 1995 to 1996. The increase is due to a larger portion of political advertisement sales and slight increases in local and national advertising. Miscellaneous and network income was flat for 1996.

         Agency commissions as a percentage of gross sales were approximately 11.0% in 1996 versus 10.6% in 1995. This increase is attributable to larger amounts of political advertisements revenue which originates through agencies.

         Technical and programming expenses increased 3.05% in 1996 from 1995. This increase is a result of higher music licensing fees. The Corporation had a small increase in the percentage royalty it must pay to various music licensing agencies during 1996 and this percentage is applied directly to the Corporation's level of sales. Therefore, an increase in sales will increase this expense commensurately.

         Selling, general and administrative expenses, which includes depreciation and amortization, decreased $357,000 in 1996 from 1995. This decrease is attributable to the sale of the Pensacola station and a decrease in depreciation expense as assets become fully depreciated in 1996.

         Gain on the disposal of assets is a result of the sale of the WOWW radio station in Pensacola. The gain on this transaction was $645,730. The Corporation recorded a loss of $5,375 on the disposal of other assets in the ordinary course of business.

         Interest expense decreased 52.7% in 1996. This was a result of the sale of the Pensacola station and its subsequent debt elimination and the related debt interest expense which was also eliminated.

         The Corporation also recorded other income of $864,450. This income is for receipt of the new broadcasting tower and related equipment from Service Broadcasting Corporation at the Corporation's Longview, Texas station.

         In 1996, other income (expense) consisted of interest income and other miscellaneous items. The Corporation recorded $190,000 in miscellaneous income, which is comprised of $120,000 from the settlement of an Alabama payroll tax claim, $60,000 for refinancing the prior Wichita station sale and $10,000 in interest income.

         The Corporation recorded approximately $9,307,700 in gains from debt extinguishment during 1996. This gain was attributable to the settlement with the FDIC at the time of the sale of the Pensacola radio station and the write-off of several notes whose Statute of Limitations had expired. In 1996, the Corporation recorded gains from debt extinguishment in the amount of $180,285.

         The Corporation recognized $972,071 of income tax expense on income before the extraordinary gain. This is due to the Corporation reflecting income before tax of $2,169,300 in the current year compared to a loss of $71,972 in the prior year. There is also $729,600 of taxes allocated to the extraordinary gain.

Liquidity and Capital Resources
-------------------------------

         The Corporation's principal source of funds is cash flow provided by the operation of its radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During 1996, the Corporation generated sufficient funds for working capital, scheduled debt repayment and capital expenditures. In 1996, the Corporation generated approximately $1.33 million in cash before debt service and capital expenditures. This compares to $916,000 in 1995. The cash flow from operating activities for 1996 was generated from the operating revenue of the Corporation.

         In 1997, the Corporation expects to spend $150,000 on capital expenditures and currently has debt payments of approximately $2,898,000 on its current restructured notes.

         On December 15, 1996, the Corporation reached agreement with First Savings Bank, Arlington, Texas, ("FSB") to purchase one of the Corporation's loans, which was to have matured on December 15, 1996. The note has a principal balance of $2,184,322 and has been renegotiated to mature on December 15, 1997. The note calls for monthly interest payments of $21,843.

         The Corporation plans to spend sufficient funds to maintain its capital equipment in a competitive working condition. However, these expenditures are limited by the Corporation's lenders. Such expenditures are not anticipated to exceed average expenditures in previous years. The Corporation is committed to make its radio stations as technologically competitive as possible in their markets, within the financial limits set by its lenders. Capital needs are expected to be paid from operating revenues as they become available.

         The Corporation plans to deal with its weak financial condition by continuing to develop a strong profit base with its current stations and focusing on the restructuring of secured and unsecured debts. The Corporation continues to work with its secured lenders in order to restructure its debt obligations in such a way that they can be paid out of the net cash now being generated by the Corporation's broadcast properties.

         The Corporation has had success in the past in renegotiating with creditors for extended payments. At present, the Corporation is generating sufficient cash flow to meet its current obligations. The Corporation has had several discussions with lenders with regard to refinancing the total outstanding obligations of the Corporation and continues to work and focus these efforts on refinancing the total loan package. However, without restructuring of this debt, the Corporation's ability to meet future obligations may be in jeopardy.

Item 7.  Financial Statements

         The information called for by this Item is included on pages 45 through 62 inclusive, of Exhibit 99 to this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

         Listed below are the Directors of the Corporation as of December 31, 1996, their years of service as a Director, and ages:


         DIRECTOR         AGE       SERVICE AS DIRECTOR       TERM EXPIRES
-----------------------------------------------------------------------------
     John W. Biddinger     56     August, 1984 - Present            2000

     James M. Elliott      54     November, 1984 - Present          1997

     Dan E. Young          67     December, 1985 - Present          1997

         Biographical information concerning Mr. Biddinger is set forth below under the caption "Executive Officers".

         James M. Elliott has been President of Elliott and Associates, an investment advisor and investment manager, since 1991. Prior thereto, he was Vice President and Chief Financial Officer of the Indiana University Foundation.

         Dan E. Young has been President of Young Investments, Inc. since 1979. He has been active in the ownership and management of automobile franchise operations and is a multi-dealership owner.

Executive Officers
------------------

         Listed below are the Executive Officers of the Corporation as of December 31, 1996, their positions, offices and ages:


   Officer                Age     Position
-----------------------------------------------------------------------------
   John W. Biddinger      56      President

   James A. Hoetger       43      Vice President, Treasurer and Secretary

         John W. Biddinger was elected President on May 24, 1991, and had been Chairman of the Executive Committee of the Corporation since 1984. Mr. Biddinger is also President and a Director of Biddinger Investment Capital Corporation, a leverage buy-out and workout specialist firm.

         James A. Hoetger became Vice President/Finance and Chief Financial Officer of the Corporation in September, 1996, replacing John Southwood, Jr., who resigned to pursue other interests. Previously, he was Vice President and Corporate Controller of Tak Communications, Inc., Madison, Wisconsin, and was responsible for all accounting and certain collection functions.

Term of Office
--------------

         The executive officers and Directors of the Corporation serve annual terms or until their successors are duly elected and qualified.

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

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's directors, executive officers and persons who own more than ten percent of the Corporation's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock of the Corporation. Officers, directors and greater than ten percent shareholders are required by the Securities and Exchange Commission regulations to furnish the Corporation with copies of all Section 16(a) forms they file.

         Specific due dates for these reports have been established, and the Corporation is required to disclose in this report any failure to file such forms by these dates during 1996. To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, with respect to the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Item 10.  Executive Compensation

         The following table summarizes the compensation paid by the Corporation to its current Chief Executive Officer, as of December 31, 1996, for the past three fiscal years. The Corporation had no other executive officers at December 31, 1996 whose total annual salary and bonus from the Corporation exceeded $100,000 during the past fiscal year.

                                       SUMMARY COMPENSATION TABLE
                                            Annual Compensation
      -------------------------------------------------------------------------------------
      Name and Principal              Salary   Bonus      Other Annual         All Other
      Position               Year      ($)      ($)     Compensation ($)    Compensation(s)
      -------------------------------------------------------------------------------------
      John W. Biddinger,     1996    132,200     0             0                   0
      CEO                    1995    132,200     0             0                   0
                             1994    132,200     0             0                   0

Compensation of Directors
-------------------------

         Members of the Board of Directors who are not officers of the Corporation receive $1,000 per meeting for their attendance at regularly scheduled Board meeting. There were four such meetings in 1996. Messrs. Elliott and Young attended all such meetings.

Board Committees
----------------

         The Corporation's Compensation Committee consists of Mr. Elliott. The duties of this Committee are to review the compensation of the Corporation's executive officers. The Corporation has no audit or nominating committee.

Employment Agreements
---------------------

         The Corporation entered into a three year employment agreement with John W. Biddinger effective in 1991. This agreement has been extended through May 31, 2000. The agreement calls for a minimum annual compensation of $125,000 and annual bonuses of up to 50% of annual salary. The agreement calls for Mr. Biddinger to receive 24 months of annual compensation should he be dismissed without cause or if there is a change in control of the Corporation (as defined in the agreement).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following tables set forth information as of December 31, 1996, as to the beneficial ownership, direct or indirect, of the Corporation's common stock by all Directors, all current Directors and Officers as a group, and all persons known by the Corporation to own beneficially more than 5% of the Corporation's common stock.

         The aggregate percentage of ownership is based on 6,543,700 shares of common stock outstanding and all exercisable options and warrants related to individuals listed in the tables.

                           OWNERSHIP BY MANAGEMENT
                      OF THE CORPORATION'S COMMON STOCK


                                       Amount and Nature of Beneficial
Name and Address                                Ownership (1)                 Percent of Class (2)
----------------                       -------------------------------        --------------------
John W. Biddinger                                 2,420,056                          37.0%
7491 Albert Tillinghast Drive
Sarasota, FL  34240

James M. Elliott                                    20,000                            .3%
230 Fountain Square
Bloomington, IN 47404

Dan E. Young (3)                                   626,179                            9.6%
3210 E. 96th Street

All Present Directors and Executive               3,116,435                          47.6%
Officers as a Group (4 persons)

                                           FIVE PERCENT SHAREHOLDERS
                                       OF THE CORPORATION'S COMMON STOCK

                                       Amount and Nature of Beneficial
 Name and Address                               Ownership (1)                 Percent of Class (2)
 ----------------                      -------------------------------        ----------------
 John W. Biddinger                                2,420,056                          37.0%
 7491 Albert Tillinghast Drive
 Sarasota, FL  34240

 Conseco, Inc. (3)                                5,972,060                          47.7%
 11825 N. Pennsylvania Street
 Carmel, Indiana  46032

 Radio USA, Ltd.                                  1,913,007                          29.7%
 601 Jefferson Street
 Houston, Texas  77002
 Dan E. Young (3)                                  626,179                            9.6%
 3210 East 96th Street
 Indianapolis, Indiana


(1)      All shares are held directly unless otherwise noted.

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

(3) The Corporation has issued the following warrants to purchase shares of its common stock:

         Conseco, Inc.             5,972,060
         Dan Young, IRA              304,803

         All of the warrants for Dan Young, IRA are exercisable for $.11 (in total, not per share), and all of the warrants for Conseco are exercisable for $1.00 (in total, not per share), are presently exercisable, and terminate if not previously exercised by February 15, 2003.

Potential Change in Control
---------------------------

         As outlined in Footnote 2, Conseco, Inc. holds exercisable warrants for 5,972,060 shares at a total exercise price of $1.00. If these warrants were exercised, Conseco would control 45.9% of the Corporation's common stock on a fully diluted basis. The warrants expire on February 15, 2003 and are nontransferable until February 15, 1997. If by February 15, 1998, certain restructured notes owed to Conseco are not repaid, it will receive additional warrants for 10% of the Corporation's common stock on a fully diluted basis.

Item 12.  Certain Relationships and Related Transactions

         There are no reportable events under this item.

Item 13.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

Exhibit No            Description of Exhibit
-----------           ----------------------
     3                (i)     Articles of Incorporation(1)
                      (ii)    By-Laws as presently in effect(1)

    10                Material Contracts

                      (a) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and Kenneth
                      R. Reynolds in the amount of $2,500,000.(2)

                      (b) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and Arden Wilson Osburn in the amount of $1,250,000.(2)

                     (c) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and John D. Osburn in the amount of $1,250,000.(2)

                     (d) Promissory Note for $880,000 between SunGroup, Inc. and Bankers National Life Insurance Company with related warrant A-1 for 592,875 shares.(2)


                     (e) Promissory Note for $4,000,000 between SunGroup, Inc. and Western National Life Insurance Company with related warrant A-2 for 2,892,000 shares.(2)

                     (f) Promissory Note for $93,333.06 between SunGroup, Inc. and John W. Biddinger with a related warrant A-3 for 59,287 shares.(2)

                     (g) Promissory Note for $124,469.18 between SunGroup, Inc. and Robert A. Davies and related warrant A-4 for 81,575 shares.(2)


---------------------

(1) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1984.

(2) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                     (h) Promissory Note for $176,800 between SunGroup, Inc. and Indiana University Foundation with related warrant A-5 for 118,575 shares.(2)

                     (i) Promissory Note for $265,200 between SunGroup, Inc. and Dan E. Young - IRA Trust with related warrant A-6 for 177,862 shares.(2)

                     (j) Agreement by and among RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc., SunGroup, Inc. and Radio USA, Ltd. regarding exchange of common stock for debt.(3)

                     (k) Second Amended and Restate Promissory Note dated September 30, 1993 executed by RadioSunGroup of Bryan/College Station, Inc. ("RSG") and SunGroup Broadcasting of Louisiana, Inc. ("SGBL"), payable to the order of the Federal Deposit Insurance Corporation ("FDIC") in the original principal amount of $2,205,509.02 and its related First Amendment to Assumption Agreement and Amended and Restated Loan Agreement dated September 30, 1993.(3)

                     (l) Adjustment letter related to warrant A-1 issued to Bankers National Life Insurance Company in the original amount of 592,875 shares amended to 1,016,010 shares.(3)

                     (m) Adjustment letter related to warrant A-2 issued to Western National Lie Insurance Company in the original amount of 2,892,000 shares amended to 4,956,050 shares.(3)

                     (n) Adjustment letter related to warrant A-4 issued to Robert N.Davies in the original amount of 81,575 shares amended to 139,797 shares.(3)

                     (o) Adjustment letter related to warrant A-5 issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares.(3)

                     (p) Adjustment letter related to warrant A-6 issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803.(3)

                     (q) Employment agreement with John W. Biddinger, President.(3)

                     (r) Amendment number one to the John W. Biddinger Employment Agreement.(3)


---------------------
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

                     (s) Amendment number two to the John W. Biddinger Employment Agreement.


                     (t)     Key Employee Incentive Stock Plan of 1986.(4)

                     (u) Act of Loan Modification and Acknowledgment by RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc. and SunGroup, Inc. in favor of First Savings Bank of Arlington, Texas.


    21               Subsidiaries of the Registrant

    27               Financial Data Schedule

    99               Financial Statements

            (b) No Reports on Form 8-K were filed during the last quarter of 1996.



---------------------
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SUNGROUP, INC.

DATED:   March 27, 1997           By: /s/ John W. Biddinger
         Sarasota, Florida            ------------------------------------
                                      John W. Biddinger, President

         In accordance of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED:   March 27, 1997           /s/ John W. Biddinger
                                  ----------------------------------------
                                  John W. Biddinger, Director and
                                  (Principal Executive Officer)

DATED:   March 27, 1997           /s/ James M. Elliott
                                  ----------------------------------------
                                 James M. Elliott, Director

DATED:   March 27, 1997           /s/ James A. Hoetger
                                  ----------------------------------------
                                 James A. Hoetger, Treasurer, Secretary
                                 and Vice President
                                 (Principal Accounting/Financial Officer)

DATED:   March 27, 1997           /s/ Dan E. Young
                                  ----------------------------------------
                                  Dan E. Young, Director

                              INDEX OF EXHIBITS

Exhibit No.      Description of Exhibit                               Page No.

    3           (i)     Articles of Incorporation(1)                    N/A
                (ii)    By-Laws as presently in effect(1)

   10            Material Contracts

                 (a)     Reinstatement, modification, renewal and       N/A
                 extension agreement between SunGroup, Inc. and Kenneth R. Reynolds in the amount of $2,500,000.(2)

                 (b)     Reinstatement, modification, renewal and       N/A
                 extension agreement between SunGroup, Inc. and Arden Wilson Osburn in the amount of $1,250,000.(2)

                 (c)     Reinstatement, modification, renewal and       N/A
                 extension agreement between SunGroup, Inc. and John
                 D. Osburn in the amount of $1,250,000.(2)

                 (d)     Promissory Note for $880,000 between           N/A
                 SunGroup, Inc. and Bankers National Life Insurance
                 Company with related warrant A-1 for 592,875
                 shares.(2)

                 (e)     Promissory Note for $4,000,000 between         N/A
                 SunGroup, Inc. and Western National Life Insurance
                 Company with related warrant A-2 for 2,892,000
                 shares.(2)

                 (f)     Promissory Note for $93,333.06 between         N/A
                 SunGroup, Inc. and John W. Biddinger with a related warrant A-3 for 59,287 shares.(2)

                 (g)     Promissory Note for $124,469.18 between        N/A
                 SunGroup, Inc. and Robert A. Davies and related warrant A-4 for 81,575 shares.(2)

----------------------
(1) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1984.

(2) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 (h)     Promissory Note for $176,800 between           N/A
                 SunGroup, Inc. and Indiana University Foundation with related warrant A-5 for 118,575 shares.(2)

                 (i)     Promissory Note for $265,200 between           N/A
                 SunGroup, Inc. and Dan E. Young - IRA Trust with related warrant A-6 for 177,862 shares.(2)

                 (j)     Agreement by and among RadioSunGroup of        N/A
                 Bryan/ College Station, Inc., SunGroup Broadcasting of Louisiana, Inc., SunGroup, Inc. and Radio USA,
                 Ltd. regarding exchange of common stock for debt.(3)

                 (k)     Second Amended and Restate Promissory Note     N/A
                 dated September 30, 1993 executed by RadioSunGroup of Bryan/College Station, Inc. ("RSG") and SunGroup Broadcasting of Louisiana, Inc. ("SGBL"), payable to the order of the Federal Deposit Insurance
                 Corporation ("FDIC") in the original principal amount of $2,205,509.02 and its related First Amendment to Assumption Agreement and Amended and Restated Loan Agreement dated September 30, 1993.(3)

                 (l)     Adjustment letter related to warrant A-1       N/A
                 issued to Bankers National Life Insurance Company in the original amount of 592,875 shares amended to 1,016,010 shares.(3)

                 (m)     Adjustment letter related to warrant A-2       N/A
                 issued to Western National Lie Insurance Company in the original amount of 2,892,000 shares amended to 4,956,050 shares.(3)

                 (n)     Adjustment letter related to warrant A-4       N/A
                 issued to Robert N. Davies in the original amount of 81,575 shares amended to 139,797 shares.(3)

                 (o)     Adjustment letter related to warrant A-5       N/A
                 issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares.(3)

                 (p)     Adjustment letter related to warrant A-6       N/A
                 issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803.(3)


----------------------
(3) Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

                  (q) Employment agreement with John W. Biddinger, N/A President.(3)

                  (r)     Amendment number one to the John W.           N/A
                  Biddinger Employment Agreement.(3)

                  (s)     Amendment number two to the John W.            25
                  Biddinger Employment Agreement.

                  (t)     Key Employee Incentive Stock Plan             N/A
                  of 1986.(4)

                  (u)     Act of Loan Modification and Acknowledgment    26
                  by RadioSunGroup of Bryan/College Station, Inc.,
                  SunGroup Broadcasting of Louisiana, Inc. and
                  SunGroup, Inc. in favor of First Savings Bank of Arlington, Texas.

         21               Subsidiaries of the Registrant                 44

         27               Financial Data Schedule

         99               Financial Statements                           45






----------------------
(4) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.