Form 10QSB
period 1997-03-31
SUNGROUP INC
filed 1997-05-14
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from to
               ------------    -------------

     Commission file number 0-3851
                            ------

                               SUNGROUP,  INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Tennessee                                62-0790469
 -------------------------------      ------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

                   2201 Cantu Court, Suite 102A, Sarasota,
                              Florida 34232-6254
                   ----------------------------------------
                   (Address of principal executive offices)

                                 941-377-6710
                         ---------------------------
                         (Issuer's telephone number)

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

     Common Stock, No Par Value               6,543,700 Common Shares
     -----------------------------------------------------------------------
          (Title of class)               (Shares outstanding March 31, 1997)

Transitional small business disclosure format (check one): Yes       No  X
                                                               ---      ---

                                SUNGROUP, INC.
                                 FORM 10-QSB

                                    INDEX


                                                              Page No.
PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements:

               Consolidated Balance Sheet                        3
               March 31, 1997

               Consolidated Statement of Operations              4
               Three Months Ended March 31, 1997 and 1996

               Consolidated Statement of Cash Flow               5
               Three Months Ended March 31, 1997 and 1996

               Notes to Consolidated Financial Statement         6
               Three Months Ended March 31, 1997 and 1996

 Item 2.     Management's Discussion and Analysis of Financial   7
             Condition and Results of Operations

             Results of Operations                               7
             Financial Condition                                 8



PART II.     OTHER INFORMATION

 Item 1.     Legal Proceedings                                   8

 Item 6.     Exhibits and Reports on Form 8-K                    9

 SIGNATURES                                                      10

PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET


                                                      MARCH 31, 1997
                                                      --------------
                                                      (IN THOUSANDS)
                                                      --------------
                                                        (UNAUDITED)
CURRENT ASSETS
     Cash                                                  $  559
     Accounts Receivable (net)                              1,173
     Deferred Income Taxes                                      0
     Prepaid and Other                                        122
                                                           ------
          TOTAL CURRENT ASSETS                              1,854

PROPERTY AND EQUIPMENT (NET)                                1,604

OTHER ASSETS
     Intangible Assets (net)                                6,040
     Other Assets                                               7
                                                           ------
          TOTAL OTHER ASSETS                                6,047

               TOTAL ASSETS                                $9,505
                                                           ======

CURRENT LIABILITIES
     Accounts Payable & Accrued
       Expenses                                               538
     Accrued Interest                                           0
     Current Maturities of LT Debt                          2,999
                                                           ------
          TOTAL CURRENT LIABILITIES                        $3,537

LONG TERM DEBT                                             $7,279

DEFERRED INCOME TAXES                                          92

STOCKHOLDERS' EQUITY
     Common Stock - $1 par value, authorized 10 million     3,770
     Additional Paid in Capital                             5,970
     Accumulated Deficit                                  (11,143)
                                                          -------
          TOTAL STOCKHOLDERS' EQUITY                       (1,403)

          TOTAL LIABILITY & STOCKHOLDERS' EQUITY           $9,505
                                                           ======

See "Notes to Consolidated Financial Statements"

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                   1997          1996
                                               (UNAUDITED, IN THOUSANDS)*
                                               --------------------------
INCOME                                           $ 1,847       $ 1,950
     Agency Commission                              (211)         (209)
                                                 -------       -------
                                                   1,636         1,741

EXPENSES
     Technical & Programming                         402           512
     Selling and Administrative                    1,253         1,326
                                                 -------       -------
                                                   1,655         1,838

LOSS FROM OPERATIONS                                 (19)          (97)

OTHER INCOME (EXPENSE)
     Interest Expense                                (57)          (71)
     Gain (Loss) on Disposal of Assets                 0             0
     Other                                             2             1
                                                 -------       -------
                                                     (55)          (70)

LOSS BEFORE EXTRAORDINARY ITEM                       (74)         (167)

Extraordinary Gain From Debt Extinguishment            0         1,142

NET INCOME (LOSS)                                    (74)          975

LOSS PER COMMON SHARE
     Loss Before Extraordinary Item                (0.01)        (0.01)
     Extraordinary Item                             0.00          0.08
                                                 -------       -------
LOSS PER SHARE                                     (0.01)         0.07

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                    13,340        13,164


DIVIDENDS PER SHARE                                    0             0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and "Per Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW



                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         1997          1996
                                                     (UNAUDITED, IN THOUSANDS)
                                                     -------------------------
OPERATING ACTIVITIES
     Net Income (loss)                                     $(74)         $975
     Reconciliation of net income (loss)
         to net cash provided by operating activities
         Depreciation and Amortization                      152           186
         (Gain) Loss on Disposal of Assets                    0             0
         Net Income Loss From Barter Transactions            (6)           (7)
         Extraordinary Gain From Debt Extinguishment          -        (1,142)
         Changes In:
             Accounts Receivable                             51           139
             Prepaid Expenses and Other Current Assets      (22)           26
             Accounts Payable and Accrued Expense           111            78
             Interest Payable                               (13)            2
                                                           ----        ------
         Net Cash Provided by Operating Activities          199           257

INVESTMENT ACTIVITIES
     Purchase of Property and Equipment                     (37)          (25)
     Proceeds from Sale of Equipment                          0             0
     Other                                                    7           (30)
                                                           ----        ------
         Net Cash Provided by Operating Activities          (30)          (55)

FINANCING ACTIVITIES:
     Repayment of Long-term Debt                           (162)         (247)
                                                           ----        ------
                                                           (162)         (247)

INCREASE IN CASH                                              7           (47)
     Cash, Beginning Of Quarter                             552           335
     Cash, End Of Quarter                                   559           288

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid                                           66            68

NON-CASH TRANSACTION:
     Property and Equipment Acquired by Barter Transaction    6            10
     Accrued Interest Added to New Notes in Restructuring     3             3


See "Notes to Consolidated Financial Statements"

                       SUNGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1997

(1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. The accompanying unaudited consolidated financial statements of SunGroup, Inc. and its subsidiaries (collectively, "Corporation") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of such financial information for the periods indicated have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

(2) INCOME TAXES. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

         At March 31, 1997, the Corporation had approximately $11 million of net operating loss carry-forwards, which expire in years 2002 through 2010.

         At March 31, 1997, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At March 31, 1997, the Corporation had a recorded deferred tax asset of $61,000.

(3) NET INCOME PER COMMON SHARE. For 1996 and 1997, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the first quarter. The Corporation's warrants have been considered the equivalent of common stock, and as such, increased the number of common shares. The Corporation's outstanding stock options, however, have not been added to the number of common shares because of the market price of the common stock does not exceed the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants; those purchases were assumed to have been made at the average price per share of the common stock. The average price has been determined to be $.375.

                 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

         For the period ended March 31, 1997 and 1996, the Corporation operated the same properties, except for WOWW-FM in Pensacola, Florida. Gross revenue for 1997 decreased 7.6% or $133,251 from 1996. This decrease is attributable to sale of WOWW-FM on July 2, 1996. Excluding the Pensacola station, revenues increased $65,209 or 4.2%. This increase is due to a larger portion of national advertising and a slight increase in local advertising. Miscellaneous and network income has been flat in 1997.

         Agency commission as a percentage of gross sales for the quarter was approximately 10.5% in 1997 versus 10.2% in 1996. The increase is attributable to the larger amount of national advertisements which originate through agencies.

         Technical and programming expense decreased 21.5% from the same periods of 1997 to 1996. The majority of this decrease is due to the sale of Station WOWW-FM. Excluding the Pensacola station, such expense decreased $36,000 or 8.2%. The savings are a result of better maintenance on the technical equipment and more prudent spending on promotions.

         Selling and administrative expense, which include depreciation and amortization, decreased $73,000 or 5.5%. The decrease is due to the sale of the Pensacola station. Fewer of the Corporation's general managers hit their monthly and quarterly bonus targets during the first quarter of 1997 as opposed to 1996. Bonus compensation is generally tied to budgeted financial performance which is typically higher than prior year s actual results.

         Interest expense decreased 19.7% or $14,000. This is a result of the sale of the Pensacola station and its subsequent debt elimination, which sale was consummated on July 2, 1996. The Corporation s overall interest expense compared to its debt level continues to remain low as a result of a substantial amount of the debt being restructured with an effective rate of 0% for book purposes.

         The Corporation recorded other income of $2,000 in 1997 versus $1,000 in 1996. This consists of interest income.

         The Corporation had no extraordinary items in 1997 as compared to $1,142,000 in 1996. The 1996 gain was attributable to the Corporation treating as canceled several notes issued in July, 1986, consisting of unpaid principle of $755,000 and unpaid interest of $387,000. The notes had been treated as canceled because they were in default for more than six years, and the Corporation had been advised by counsel that the applicable statute of limitations for collection of these notes had expired.

         The Corporation, through its subsidiary Radio SunGroup of Texas, Inc., has signed a Local Management Agreement and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas.

         Radio SunGroup of Texas, Inc. has also acquired a construction permit for KFXJ in Abilene, Texas. The Corporation is in the process of constructing the station and expects it to be operational late in the second quarter of 1997.

         KEAN-AM, which had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which they did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue.

FINANCIAL CONDITION

         The Corporation's principal source of funds is cash flow provided by the operation of its subsidiaries' radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant, and equipment, and repayment of debt. During the first three months of 1997, the Corporation was able to meet its primary cash need of debt service ($162,000) with its stations operating cash flow of approximately $136,000.

         The Corporation plans to spend sufficient funds to maintain its capital equipment in a competitive working condition. However, these expenditures are limited by the Corporation's lenders. Such expenditures are not expected to exceed average expenditures in previous years, which have been approximately $150,000 per annum. The Corporation is committed to make its radio stations as technologically competitive as possible in their markets within the constraints set by its lenders. Capital needs are expected to be paid from operating revenues as they become available.

         The Corporation currently has debt payments of approximately $2,900,000 on the current restructured notes due within one year. The Corporation has had success in the past in renegotiating with creditors for extended payments. At present, the Corporation is generating sufficient cash flow to meet its current obligations. The Corporation has had several discussions with lenders with regards to refinancing the total outstanding obligations of the Corporation and continues to work and focus its efforts on refinancing the total loan package. However, without restructuring debt, the Corporation s ability to meet future obligations may be in jeopardy.


PART II.         OTHER INFORMATION:

                 Item 1.  Legal Proceedings

During the normal course of operations, the Corporation is engaged in routine litigation incidental to its business. In most cases, such litigation is not material and is settled before proceeding to litigation.

         Currently, KKSS-FM, a subsidiary of the Corporation, is being sued by a previous employee for wrongful discharge. The Corporation expects to be successful in their defense of this lawsuit.

                 Item 6.  Exhibits and Reports on Form 8-K

              (a.) Exhibits
                   27 Financial Data Schedule

              (b.) No reports on Form 8-K were filed during the first quarter of 1997.

                                  SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SUNGROUP,  INC.
                                           --------------------------------
                                           (Registrant)



May 10, 1997                               /s/ JOHN W. BIDDINGER
---------------------------------          --------------------------------
Date                                       John W. Biddinger
                                           Principal Operating Officer



May 10, 1997                               /s/ JAMES A. HOETGER
---------------------------------          --------------------------------
Date                                       James A. Hoetger,
                                           Vice President/Treasurer
                                           Principal Accounting and
                                           Financial Officer