Form 10QSB
period 1997-06-30
SUNGROUP INC
filed 1997-08-14
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

           COMMISSION FILE NUMBER 0-3851

                               SUNGROUP,  INC.
                               ---------------
      (Exact name of small business issuer as specified in its charter)

          Tennessee                                     62-0790469
          ---------                                     ----------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                   2201 Cantu Court, Suite 102A, Sarasota,
                              Florida 34232-6254
                              ------------------
              (Address of principal executive offices)(Zip code)

                                (941) 377-6710
                                --------------
                         (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     -----        -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, No Par Value               6,543,700 Common Shares
       ----------------------------------------------------------------
          (Title of class) (Shares outstanding as of June 30, 1997)

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                                SUNGROUP, INC.
                                 FORM 10-QSB

                                    INDEX
                                                                  Page No.
                                                                  --------

PART I.     FINANCIAL INFORMATION                                      3

     Item 1.     Financial Statements                                  3

          Consolidated Balance Sheet June 30, 1997                     3

          Consolidated Statement of Operations                         4
             Three Months Ended June 30, 1997 and 1996

          Consolidated Statement of Operations                         5
             Six Months Ended June 30, 1997 and 1996

          Consolidated Statement of Cash Flow                          6
             Six Months Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements                   7
             Three & Six Months Ended June 30, 1997 and 1996

     Item 2.     Management's Discussion and Analysis of Financial     8
                 Condition and Results of Operations

          Results of Operations                                        8

          Financial Condition                                          9

PART II.     OTHER INFORMATION                                        10

     Item 1.     Legal Proceedings                                    10

     Item 6.     Exhibits and Reports on Form 8-K                     10

     Signatures                                                       11

PART I.     FINANCIAL INFORMATION
     Item 1.     Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET

                                                         JUNE 30, 1997
                                                  (UNAUDITED, IN THOUSANDS)
                                                  -------------------------
CURRENT ASSETS
     Cash                                                     $    359
     Accounts Receivable (net)                                   2,164
     Deferred Income Taxes                                          61
     Prepaid and Other                                             298
                                                              --------
          TOTAL CURRENT ASSETS                                $  2,882

PROPERTY AND EQUIPMENT (NET)                                  $  1,628

OTHER ASSETS
     Intangible Assets (net)                                  $  5,779
     Other Assets                                                   58
                                                              --------
          TOTAL OTHER ASSETS                                  $  5,837

               TOTAL ASSETS                                   $ 10,347
                                                              ========
CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses                      $  1,157
     Accrued Interest                                                0
     Current Maturities of LT Debt                               2,900
                                                              --------
          TOTAL CURRENT LIABILITIES                           $  4,057

LONG TERM DEBT                                                $  7,212

DEFERRED INCOME TAXES                                               94

STOCKHOLDERS' EQUITY
     Common Stock - $1 par value, authorized $10 million     $   3,770
     Additional Paid in Capital                                  5,970
     Accumulated Deficit                                       (10,756)
                                                             ---------
          TOTAL STOCKHOLDERS' EQUITY                         $  (1,016)

          TOTAL LIABILITY & STOCKHOLDERS' EQUITY             $  10,347
                                                             =========

See "Notes to Consolidated Financial Statements"

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three Months Ended
                                                                  June 30,
                                                       1997                    1996
                                                        (Unaudited, In Thousands)*
                                                     -------------------------------
INCOME                                               $ 2,544                 $ 2,625
    Agency Commission                                   (276)                   (280)
                                                     -------                 -------
                                                     $ 2,268                 $ 2,345

EXPENSES
    Technical & Programming                          $   556                 $   696
    Selling & Administrative                           1,351                   1,395
                                                     -------                 -------
                                                     $ 1,907                 $ 2,091
GAIN (LOSS) FROM OPERATIONS                          $   361                 $   254

OTHER INCOME (EXPENSE)
    Interest Expense                                 $   (74)                $   (71)
    Gain (Loss) on Disposal of Assets                     (4)                     (5)
    Other                                                  4                       1
                                                     -------                 -------
                                                     $   (74)                $   (75)

GAIN (LOSS) BEFORE INCOME TAXES &
        EXTRAORDINARY ITEM                           $   287                 $   179
    Income Taxes                                           0                      28
                                                     -------                 -------
INCOME BEFORE EXTRAORDINARY ITEM                         287                     151
    Extraordinary Gain from Debt Extinguishment            0                     200
                                                     -------                 -------
NET INCOME (LOSS)                                    $   287                 $   351

LOSS PER COMMON SHARE
    Loss Before Extraordinary Item                   $  0.02                 $  0.01
    Extraordinary Item                                  0.00                    0.02
                                                     -------                 -------
LOSS PER SHARE                                       $  0.02                 $  0.03

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                         13,340                  13,174

DIVIDENDS PER SHARE                                        0                       0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and "Per Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Six Months Ended
                                                                  June 30,
                                                       1997                    1996
                                                        (Unaudited, In Thousands)*
                                                     -------------------------------
INCOME                                               $ 4,391                 $ 4,575
    Agency Commission                                   (487)                   (489)
                                                     -------                 -------
                                                     $ 3,904                 $ 4,086

EXPENSES
    Technical & Programming                          $   958                 $ 1,208
    Selling & Administrative                           2,604                   2,721
                                                     -------                 -------
                                                     $ 3,562                 $ 3,929

GAIN (LOSS) FROM OPERATIONS                          $   342                 $   157

OTHER INCOME (EXPENSE)
    Interest Expense                                 $  (131)                $  (142)
    Gain (Loss) on Disposal of Assets                     (4)                     (5)
    Other                                                  6                       2
                                                     -------                 -------
                                                     $  (129)                $  (145)

GAIN (LOSS) BEFORE INCOME TAXES &
        EXTRAORDINARY ITEM                           $   213                 $    12
    Income Taxes                                           0                      28
                                                     -------                 -------
INCOME BEFORE EXTRAORDINARY ITEM                         213                     (16)
    Extraordinary Gain from Debt Extinguishment            0                   1,342
                                                     -------                 -------
NET INCOME (LOSS)                                    $   213                 $ 1,326

LOSS PER COMMON SHARE
    Gain (Loss) Before Extraordinary Item            $  0.02                 $  0.00
    Extraordinary Item                                  0.00                    0.10
                                                     -------                 -------
LOSS PER SHARE                                       $  0.02                 $  0.10

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                         13,340                  13,174

DIVIDENDS PER SHARE                                        0                       0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and "Per Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW

                                                                       Six Months Ended
                                                                           June 30,
                                                                 1997                 1996
                                                                (Unaudited, In Thousands)*
                                                               ----------------------------
OPERATING ACTIVITIES
    Net Income (Loss)                                          $   213               $1,326
    Reconciliation of Net Income (Loss)
         to net cash provided by operating activities
         Depreciation and Amortization                             327                  373
         (Gain) Loss on Disposal of Assets                           0                    5
         Net (Income) Loss From Barter Transactions                (47)                  41
         Extraordinary Gain From Debt Extinguishment                 0               (1,142)
         Changes In:
             Accounts Receivable                                  (334)                (119)
             Prepaid Expenses and Other Current Assets            (105)                  37
             Accounts Payable and Accrued Expense                  236                   24
             Interest Payable                                      (10)                   0
                                                               -------               ------
         Net Cash Provided by Operating Activities                 280                  545

INVESTMENT ACTIVITIES
    Purchase of Property & Equipment                               (97)                 (56)
    Investments  (45)                                                0
    Other                                                           (1)                 (50)
                                                               -------               ------
         Net Cash Provided by Operating Activities                (143)                (106)

FINANCING ACTIVITIES:
    Repayment of Long-term Debt                                   (330)                (433)
                                                               -------               ------
                                                                  (330)                (433)

INCREASE IN CASH                                                  (193)                   6
    Cash, Beginning Of Year                                        552                  335
    Cash, End Of Quarter                                           359                  341

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                                   66                  137

NON-CASH TRANSACTION:
    Property and Equipment Acquired by Barter Transaction            6                   10
    Accrued Interest Added to New Notes in Restructuring             6                    6


*See "Notes to Consolidated Financial Statements"

                       SUNGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE & SIX MONTHS ENDED JUNE 30, 1997

(1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. The accompanying unaudited consolidated financial statements of SunGroup, Inc. and its subsidiaries (collectively, "Corporation") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of such financial information for the periods indicated have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

(2) INCOME TAXES. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

        At June 30, 1997, the Corporation had approximately $11 million of net operating loss carry-forwards, which expire at varying times in years 2002 through 2010.

        At June 30, 1997, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At June 30, 1997, the Corporation had a recorded deferred tax asset of $61,000.

(3) NET INCOME PER COMMON SHARE. For 1996 and 1997, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the second quarter. The Corporation's warrants have been considered the equivalent of common stock and, as such, increased the number of common shares outstanding. The Corporation's outstanding stock options, however, have not been added to the number of common shares outstanding because of the market price of a share of common stock does not exceed the exercise price of the options for such shares.

             Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
---------------------

         For the period ended June 30, 1997 and 1996, the Corporation operated the same properties, except for radio station WOWW-FM in Pensacola, Florida. Gross revenues for this period in 1997 decreased 4.5% or $183,872 from the same period in 1996. This decrease is attributable to the sale of radio station WOWW-FM on July 2, 1996. Excluding the Pensacola radio station sold, revenues for the period increased $314,264 or 7.7% . This increase is due to a larger portion of national advertising and a slight increase in local advertising and miscellaneous income. Network income has been flat in 1997.

         Agency commission as a percentage of gross sales for the second quarter was approximately 11.1% in 1997 versus 10.7% in 1996. The increase is attributable to the larger amount of national advertisements which originate through agencies.

         Technical and programming expense decreased 9.3% in the same period of 1997 from 1996. The majority of this decrease is due to the sale of Station WOWW-FM. Excluding the Pensacola radio station, such expense decreased $207,000 or 9.1%. The savings are a result of better maintenance on the technical equipment and more prudent spending on promotions.

         Selling and administrative expense, which include depreciation and amortization, decreased $117,000 or 4.3%. The decrease is due to the sale of the Pensacola radio station. Fewer of the Corporation's general managers hit their monthly and quarterly bonus targets during the first half of 1997 as opposed to 1996. Bonus compensation is generally tied to budgeted financial performance which is typically higher than the prior year's actual results.

         Interest expense decreased 7.7% or $11,000. This is a result of the sale of the Pensacola radio station and its subsequent debt elimination. The Corporation's overall interest expense compared to its debt level continues to remain low as a result of a substantial amount of its long term debt being restructured with an effective rate of 0% for book purposes.

         The Corporation recorded other income of $6,000 in 1997 versus $2,000 in 1996. This consists of interest income.

         The Corporation had no extraordinary items in 1997 as compared to extraordinary items totaling $1,342,000 in 1996. The 1996 gain was attributable to the Corporation treating as canceled several notes issued in July, 1986, consisting of unpaid principle of $975,000 and unpaid interest of $387,000. The notes had been treated as canceled because they were in default for more than six years, and the Corporation had been advised by counsel that the applicable statute of limitations for collection of these notes had expired.

         The Corporation, through one of its subsidiaries, RadioSunGroup of Texas, Inc., has signed a Local Management Agreement and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas.

         RadioSunGroup of Texas, Inc. has also acquired a construction permit for KROW-FM in Abilene, Texas. The Corporation is in the process of constructing the station and expects it to be operational late in the third quarter of 1997.

         In April, 1997, KKYS-FM, owned by RadioSunGroup of Louisiana, Inc., a subsidiary of the Corporation, relocated its offices and studios to a new site in the market. The new location provides better visibility in and access to the community.

         KEAN-AM, owned by RadioSunGroup of Texas, Inc., which previously had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which they did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue, and the changed format during the second quarter of 1997 resulted in positive cash flow from this radio station to the Corporation.

FINANCIAL CONDITION
-------------------

         The Corporation's principal source of funds is cash flow provided by the operation of its subsidiaries' radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant, and equipment, and repayment of debt. During the first six months of 1997, the Corporation was able to meet its primary cash need for debt service ($330,000) with its stations' operating cash flow of approximately $630,000.

         The Corporation plans to spend sufficient funds to maintain its capital equipment in a competitive working condition. However, these expenditures are limited by the Corporation's lenders. Such expenditures are not expected to exceed average expenditures in previous years, which have been approximately $150,000 per annum. The Corporation is committed to making its radio stations as technologically competitive as possible in their markets within the constraints set by its lenders. Capital needs are expected to be paid from operating revenues as they become available.

         The Corporation currently has debt payments of approximately $2,900,000 on the current restructured notes due within one year. The Corporation has had success in the past in renegotiating with creditors for extended payments. At present, the Corporation is generating sufficient cash flow to meet its current obligations. The Corporation has had several discussions with lenders with regards to refinancing the total outstanding obligations of the Corporation and continues to work and focus its efforts on refinancing the total loan package. However, without restructuring debt, the Corporation's ability to meet future obligations may be in jeopardy.

PART II.                  OTHER INFORMATION

         Item 1.          Legal Proceedings

         During the normal course of operations, the Corporation is engaged in routine litigation incidental to its business. In most cases, such litigation is not material and is settled before proceeding to litigation.

         Currently, KKSS-FM, owned by RadioSunGroup of New Mexico, Inc., a subsidiary of the Corporation, has been sued by a previous employee for wrongful discharge. The Corporation expects to be successful in its defense of this lawsuit.

         Item 6.          Exhibits and Reports on Form 8-K

                          (a)     Exhibits
                                  Exhibit 27 - Financial Data Schedule
                          (b) No reports on Form 8-K were filed during the first quarter of 1997.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUNGROUP,  INC.
                                 ---------------
                                 (Registrant)



August 10, 1997                  /S/ JOHN W. BIDDINGER
---------------                  ----------------------------------------
Date                             John W. Biddinger
                                 Principal Executive Officer



August 10, 1997                  /S/ JAMES A. HOETGER
---------------                  ----------------------------------------
Date                             James A. Hoetger, Vice President/Treasurer
                                 Principal Accounting and Financial Officer