Form 10QSB
period 1997-09-30
SUNGROUP INC
filed 1997-10-31
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 0-3851

                               SUNGROUP,  INC.
      (Exact name of small business issuer as specified in its charter)

          Tennessee                                     62-0790469
-----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                   2201 Cantu Court, Suite 102A, Sarasota,
                              Florida 34232-6254
-----------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                (941) 377-6710
-----------------------------------------------------------------------------
                         (Issuer's telephone number)


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

  Common Stock, No Par Value                  6,543,700 Common Shares
-----------------------------------------------------------------------------
      (Title of class)                       (Shares outstanding as of
                                                September 30, 1997)

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                SUNGROUP, INC.
                                 FORM 10-QSB

                                    INDEX

                                                                     Page No.
                                                                     --------
PART I.      FINANCIAL INFORMATION                                      3

    Item 1.  Financial Statements

                 Consolidated Balance Sheet September 30, 1997          3

                 Consolidated Statement of Operations
                     Three Months Ended September 30, 1997 and 1996     4

                 Consolidated Statement of Operations
                     Nine Months Ended September 30, 1997 and 1996      5

                 Consolidated Statement of Cash Flow
                     Nine Months Ended September 30, 1997 and 1996      6

                 Notes to Consolidated Financial Statements
                     Three and Nine Months Ended
                     September 30, 1997 and 1996                        7

    Item 2.  Management's Discussion and Analysis of Financial          8
                 Condition and Results of Operations

                 Results of Operations                                  8

                 Financial Condition                                    9

PART II.         OTHER INFORMATION                                     10

    Item 1.  Legal Proceedings                                         10

    Item 6.  Exhibits and Reports on Form 8-K                          11

    SIGNATURES                                                         13

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET

                                                         SEPTEMBER 30, 1997
                                                     (UNAUDITED, IN THOUSANDS)
                                                     -------------------------

CURRENT ASSETS
    Cash                                                       $    357
    Accounts Receivable (net)                                     2,262
    Deferred Income Taxes                                            61
    Prepaid and Other                                               296
                                                               --------
         TOTAL CURRENT ASSETS                                  $  2,976

PROPERTY AND EQUIPMENT (NET)                                   $  1,599

OTHER ASSETS
    Intangible Assets (net)                                    $  5,689
    Other Assets                                                     59
                                                               --------
         TOTAL OTHER ASSETS                                    $  5,748

                 TOTAL ASSETS                                  $ 10,323
                                                               ========

CURRENT LIABILITIES
    Accounts Payable & Accrued
      Expenses                                                 $  1,150
    Accrued Interest                                                  0
    Current Maturities of LT Debt                                 2,900
                                                               --------
         TOTAL CURRENT LIABILITIES                             $  4,050

LONG TERM DEBT   $  7,036

DEFERRED INCOME TAXES                                                94

STOCKHOLDERS' EQUITY
    Common Stock - $1 par value, authorized $10 million        $  3,770
    Additional Paid in Capital                                    5,970
    Accumulated Deficit                                         (10,597)
                                                               --------
         TOTAL STOCKHOLDERS' EQUITY                            $   (857)

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 10,323
                                                               ========

See "Notes to Consolidated Financial Statements"

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            1997                 1996
                                                            (UNAUDITED, IN THOUSANDS)*
                                                         -----------------------------
INCOME                                                   $  2,393            $  2,151
    Agency Commission                                        (262)               (247)
                                                         --------            --------
                                                         $  2,131            $  1,904

EXPENSES
    Technical & Programming                              $    537            $    420
    Selling & Administrative                                1,362               1,127
                                                         --------            --------
                                                         $  1,899            $  1,547

GAIN (LOSS) FROM OPERATIONS                              $    232            $    357

OTHER INCOME (EXPENSE)
    Interest Expense                                     $    (73)           $    (72)
    Gain (Loss) on Sale of Assets                               0                 652
    Gain (Loss) on Disposal of Assets                           0                   0
    Other                                                       0                   4
                                                         --------            --------
                                                         $    (73)           $    584

GAIN (LOSS) BEFORE INCOME TAXES &
        EXTRAORDINARY ITEM                               $    159            $    941
    Income Taxes                                                0               1,623
                                                         --------            --------
INCOME BEFORE EXTRAORDINARY ITEM                              159                (682)
    Extraordinary Gain from Debt Extinguishment                 0               7,169
                                                         --------            --------
NET INCOME (LOSS)                                        $    159            $  6,487

LOSS PER COMMON SHARE
    Loss Before Extraordinary Item                       $   0.01            $  (0.05)
    Extraordinary Item                                       0.00                0.54
                                                         --------            --------
LOSS PER SHARE                                           $   0.01            $   0.49

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                              13,340              13,174

DIVIDENDS PER SHARE                                             0                   0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and  Per Share  amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           1997                1996
                                                         (UNAUDITED, IN THOUSANDS)*
                                                        ----------------------------
INCOME                                                  $  6,784            $  6,726
    Agency Commission                                       (749)               (736)
                                                        --------            --------
                                                        $  6,035            $  5,990

EXPENSES
    Technical & Programming                             $  1,495            $  1,628
    Selling & Administrative                               3,966               3,848
                                                        --------            --------
                                                        $  5,461            $  5,476

GAIN (LOSS) FROM OPERATIONS                             $    574            $    514

OTHER INCOME (EXPENSE)
    Interest Expense                                    $   (204)           $   (214)
    Gain (Loss) on Sale of Assets                              0                 647
    Gain (Loss) on Disposal of Assets                         (4)                  0
    Other                                                      7                   6
                                                        --------            --------
                                                        $   (201)           $    439

GAIN (LOSS) BEFORE INCOME TAXES &
        EXTRAORDINARY ITEM                              $    373            $    953
    Income Taxes                                               0               1,651
                                                        --------            --------
INCOME BEFORE EXTRAORDINARY ITEM                             373                (698)
    Extraordinary Gain from Debt Extinguishment                0               8,511
                                                        --------            --------
NET INCOME (LOSS)                                       $    373            $  7,813

LOSS PER COMMON SHARE
    Gain (Loss) Before Extraordinary Item               $   0.03            $  (0.05)
    Extraordinary Item                                      0.00                0.65
                                                        --------            --------
LOSS PER SHARE                                          $   0.03            $   0.59

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                             13,340              13,174

DIVIDENDS PER SHARE                                            0                   0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and  Per Share  amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    1997               1996
                                                                   (UNAUDITED, IN THOUSANDS)*
                                                                  ----------------------------
OPERATING ACTIVITIES
      Net Income (Loss)                                           $  373               $7,813
      Reconciliation of Net Income (Loss)
           to net cash provided by operating activities
           Depreciation and Amortization                             492                  524
           (Gain) Loss on Disposal of Assets                           4                 (647)
           Net (Income) Loss From Barter Transactions                (74)                  29
           Extraordinary Gain From Debt Extinguishment                 0               (6,903)
           Changes In:
                Accounts Receivable                                 (473)                  (1)
                Prepaid Expenses and Other Current Assets           (103)                  21
                Accounts Payable and Accrued Expense                 303                  273
                Interest Payable                                     (16)                   9
                                                                  ------               ------
           Net Cash Provided by Operating Activities                 506                1,118

INVESTMENT ACTIVITIES
      Purchase of Property & Equipment                              (139)                 (67)
      Proceeds from Sale of Equipment                                  0                1,958
      Investments                                                    (45)                   0
      Other                                                          (16)                   0
                                                                  ------               ------
           Net Cash (Used) Provided by Financing Activities         (200)               1,891

FINANCING ACTIVITIES
      Repayment of Long-term Debt (Net)                             (501)              (2,739)
                                                                  ------               ------
                                                                    (501)              (2,739)

INCREASE (DECREASE) IN CASH                                         (195)                 270
      Cash, Beginning Of Year                                        552                  335
      Cash, End Of Quarter                                           357                  605

SUPPLEMENTAL CASH FLOW INFORMATION
      Interest Paid                                                  197                    0

NON-CASH TRANSACTION
      Property and Equipment Acquired by Barter Transaction            6                   13
      Accrued Interest Added to New Notes in Restructuring             9                    9
      Liability Received in Sale of WOWW                               0                  192


*See "Notes to Consolidated Financial Statements"

                       SUNGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE & NINE MONTHS ENDED SEPTEMBER 30, 1997

(1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. The accompanying unaudited consolidated financial statements of SunGroup, Inc. and its subsidiaries (collectively, "Corporation") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of such financial information for the periods indicated have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

(2) INCOME TAXES. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

         At September 30, 1997, the Corporation had approximately $11 million of net operating loss carry- forwards, which expire at varying times in years 2002 through 2010.

         At September 30, 1997, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At September 30, 1997, the Corporation had a recorded deferred tax asset of $61,000.

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

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

      For the period ended September 30, 1997 and 1996, the Corporation operated the same properties, except for station WOWW-FM in Pensacola, Florida, which was sold on July 2, 1996. Gross revenues for this period in 1997 increased .80% or $45,000 from the same period in 1996. Excluding the Pensacola radio station, revenues for the period increased $451,000 or 8.1% from 1996 to 1997. This increase is due to a larger portion of national advertising and an increase in local advertising and miscellaneous income. Network income has been flat in 1997.

      Agency commission as a percentage of gross sales for the third quarter was approximately 11% in 1997 versus 10.9% in 1996. This increase is attributable to the larger amount of national advertisements which originate through agencies.

      Technical and programming expense decreased 8.2% in the same period from 1996 to 1997. The majority of this decrease is due to the sale of radio station WOWW-FM. Excluding the Pensacola radio station, such expense increased $34,000 or 2.3%. This increase is a result of higher royalty fees, which are a function of advertisement sales.

      Selling and administrative expense, which include depreciation and amortization, increased $118,000 or 3.0% for the period from 1996 to 1997. This increase is due to higher commissions as a result of increased revenue. Fewer of the Corporation's general managers hit their monthly and quarterly bonus targets during the first half of 1997 as compared to 1996, but several
did attain their bonus in the third quarter.   Bonus compensation is generally
tied to budgeted financial performance, which is typically higher than the prior year's actual results.

      Interest expense decreased 4.7% or $10,000 for the period from 1996 to 1997. This is a result of the sale of the Pensacola radio station and its subsequent debt elimination. The Corporation's overall interest expense compared to its debt level continues to remain low as a result of a substantial amount of its long term debt being restructured with an effective rate of 0% for book purposes.

      The Corporation recorded other income of $7,000 in 1997 versus $653,000 in 1996. This consists of interest income of $7,000 in 1997 compared to $6,000 in 1996. The balance of the other income, $647,000, is a result of the sale of the assets of radio station WOWW-FM in Pensacola, Florida on July 2, 1996.

      The Corporation had no extraordinary items in 1997 as compared to extraordinary items totaling $8,511,000 in 1996. The 1996 gain was attributable to the Corporation treating as canceled several promissory notes issued in July, 1986, which consisted of unpaid principal and interest of $4,708,000.00. The promissory notes had been treated as canceled because they were in default for more than six years, and the Corporation had been advised by legal counsel that the applicable statute of limitations for collection of these notes had expired. As a result of the sale of radio station WOWW-FM in 1996, the Corporation realized $2,595,000 in debt forgiveness from the Federal Deposit Insurance Corporation. In addition, during the third quarter of 1996, the Corporation received a cash payment in the amount of $200,000 and real and personal property in the amount of $644,000 from Service Broadcasting, in accordance with an agreement between Service Broadcasting and the Corporation whereby the Corporation agreed to move a transmitter site from one of its radio stations.

      The Corporation, through its subsidiary Radio SunGroup of Texas, Inc., has signed a Local Management Agreement and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas.

      Radio SunGroup of Texas, Inc. has also acquired a construction permit for KROW-FM in Abilene, Texas. The Corporation is in the process of constructing the station and expects it to be operational by late October, 1997.

      In April, 1997, KKYS-FM, owned by Radio SunGroup of Bryan/College Station, Inc. a subsidiary of the Corporation, relocated its offices and studios to a new site in the market. The new location provides better visibility in and access to the community.

      KEAN-AM, owned by Radio SunGroup of Texas, Inc., which had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which they did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue. Since this change, the station has provided positive cash flow to the Corporation.

FINANCIAL CONDITION

      The Corporation's principal source of funds is cash flow provided by the operation of its subsidiaries radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant, and equipment, and repayment of debt. During the first nine months of 1997, the Corporation was able to meet its primary cash need for debt service of $445,000 with its stations' operating cash flow of approximately $1,077,000.

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

      The Corporation currently has debt payments of approximately $2,900,000 on the current restructured promissory notes due within one year. The Corporation has had success in the past in renegotiating with its creditors for extended payments. At present, the Corporation is generating sufficient cash flow to meet its current obligations. The Corporation has had several discussions with lenders with regards to refinancing the total outstanding obligations of the Corporation and continues to work and focus its efforts on refinancing the total loan package. However, without restructuring this debt, the Corporation's ability to meet future obligations may be in jeopardy.

PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings

      During the normal course of operations, the Corporation is engaged in routine litigation incidental to its business. In most cases, such litigation is not material and is settled before proceeding to litigation.

      Item 6.    Exhibits and Reports on Form 8-K

                   (a)    Exhibits

                          Exhibit 27 - Financial Data Schedule

                   (b) No reports on Form 8-K were filed during the third quarter of 1997.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SUNGROUP,  INC.
                                               ---------------------------
                                               (Registrant)



October 31, 1997                               /s/ JOHN W. BIDDINGER
---------------------------                    ---------------------------
Date                                               John W. Biddinger
                                                   Principal Executive Officer



October 31, 1997                               /s/ JAMES A. HOETGER
---------------------------                    ---------------------------
Date                                               James A. Hoetger
                                                   Vice President/Treasurer
                                                   Principal Accounting
                                                   and Financial Officer