Form 10KSB
period 1997-12-31
SUNGROUP INC
filed 1998-03-31
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB
(MARK ONE)
    [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.

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

     2201 Cantu Court, Suite 102A               Sarasota, Florida 34232-6254
-----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:     941-377-6710

Securities to be registered pursuant to Section 12(b) of the Act:     NONE

Securities to be registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, NO PAR VALUE
-----------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Secti on 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $9,161,416.

As of March 26, 1998, the aggregate market value of the Common Shares (based on the average bid and asked price of $.375 per share in the over-the-counter market) held by non-affiliates was approximately $700,973.

As of March 26, 1998, there were 6,543,700 Common Shares outstanding.

Transitional Small Business Disclosure Format. (Check One):
                                                    Yes        No   X
                                                        -----     -----


                                    Page 1            Exhibit Index on Page 20

                              TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----

PART I
------

1     Description of Business                                      3

2     Description of Property                                      9

3     Legal Proceedings                                            10

4     Submission of Matters to a Vote of Security Holders          11

PART II
-------

5     Market for Common Equity and Related
      Stockholder Matters                                          11

6     Management's Discussion and Analysis                         11

7     Financial Statements                                         14

8     Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                          14

PART III
--------

9     Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange Act   14

10    Executive Compensation                                       17

11    Security Ownership of Certain Beneficial Owners and
      Management                                                   18

12    Certain Relationships and Related Transactions               20

13    Exhibits and Reports on Form 8-K                             21

      Signatures                                                   23

      Index to Exhibits                                            25

                                    PART I

Item 1.  Description of Business

GENERAL
-------

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

CHANGE IN EQUITY
----------------

    In 1996, the Corporation's shareholder's equity deficit was substantially reduced. This improvement resulted from the Corporation's sale of the assets of its Pensacola radio station and its related debt forgiveness by the Federal Deposit Insurance Corporation ("FDIC"), significant debt elimination due to Statutes of Limitations expirations applicable to other Corporation debt and loan restructurings.

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

    The Corporation previously had entered into an agreement with the FDIC, the first lien holder of the assets, on the disposition of the sale proceeds of the Pensacola radio station and release of its lien thereon. The FDIC received $2.094 million from the Pensacola radio station sale proceeds and discharged the Corporation of indebtedness totaling approximately $5 million. The Corporation dissolved this subsidiary with all of its outstanding debt in 1997.

    On February 3, 1998, the Corporation, with the approval of the Board of Directors, entered into an Asset Purchase Agreement with SunBurst Media of Dallas, Texas to sell substantially all of the assets of the corporation to SunBurst Media. A shareholders' proxy has been submitted to the Securities and Exchange Commission (SEC) for their review and approval. The proxy will be mailed to the shareholders in 2nd Quarter of 1998 and a vote on the sale will be taken at the shareholders meeting during the 2nd Quarter 1998. SunGroup, Inc. and SunBurst Media have also filed with the Federal Communications Commission (FCC) for the transfer of the licenses.

PRINCIPAL SERVICES
------------------

    The Corporation itself and through its subsidiary corporations is principally engaged in the ownership, operation and management of commercial radio stations in the United States. As of December 31, 1997, the Corporation owned and/or operated eight radio stations located in Albuquerque/Santa Fe, New Mexico (KKSS-FM); Shreveport, Louisiana (KMJJ-FM); Bryan/College Station, Texas (KKYS-FM); Abilene, Texas (KEAN-AM KEAN-FM and KROW-FM); Longview, Texas (KYKX-FM) and Mt. Pleasant Radio, Inc. Local Marketing Agreement (LMA) with Mt. Pleasant, Texas (KALK-FM). A summary of information in chart form regarding each of the Corporation's owned stations is set forth under "Item 2. Properties".

    On June 6, 1996, the Corporation entered into an Asset Purchase Agreement with Foster Communications Company for the purchase of the construction permit of KROW in Abilene, Texas. The Federal Communications Commission approved the transfer of the license for the construction permit to the Corporation on September 25, 1996. The Corporation constructed a new radio broadcast studio at its current facilities at KEAN in Abilene. The new station was placed in operation on October 29, 1997.

COMPANY STRATEGY
----------------

    In developing its radio stations, the Corporation has taken a variety of actions to improve its radio stations' cash flow. These actions include cost control programs, implementation of numerous promotional activities, performing internal and external programming reviews to improve the stations' products in light of their respective target audiences, and enhancing total station revenues through the development of alternative revenue sources such as marketing the radio stations' current database of listeners. The Corporation has had each station implement a five year strategic business plan and has developed a new internal control policy to implement within the Corporation. The Corporation has set up a structure in which the general managers of the stations meet twice a year to focus on matters affecting the industry and exchange ideas with the design of developing new ideas to increase revenues in each of the six local markets. The Corporation has also implemented an annual meeting for its stations' sales managers to exchange sales ideas and receive management training. The Corporation has implemented a company-wide interview process on sales recruiting. It has also started to focus on non-traditional revenue sources for its radio stations (database telemarketing, etc.).

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

    Management believes that the Corporation's radio stations are generally focused on achieving their competitive goals as measured by overall ratings and target audience performance, advertiser appeal and establishment of clear, positive, local market identity. Because of the volatile nature of radio competition and ever-changing listening audience tastes, maintenance of the Corporation's current market standings entails risk and is subject to competitive pressures. Because of a lack of funds, the Corporation does not have the same ability as better financed stations to protect its format and market position or to acquire additional stations within the market to enhance its position. However, the Corporation built a new FM station in Abilene, Texas and has recently had and is involved in ongoing discussions with several other radio stations with regards to expanding its coverage in its current markets through operating and purchasing additional and new stations.

SEASONALITY
-----------

    Advertising expenditures in the radio industry generally tend to follow overall retail sales seasonal patterns, but expenditures vary by programming format. Typically, sales are strongest during the fourth quarter and weakest in the first quarter of the calendar year. The Corporation continues to work on ways to eliminate the seasonal variations of its revenue.

FCC REGULATIONS
---------------

    The Corporation's radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. FCC regulations govern issuance, term, renewal and transfer of licenses necessary for operation of radio stations. Upon application, and in the absence of conflicting applications (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, existing radio licenses will be renewed without hearing for additional seven year terms. All of the Corporation's radio stations, except KMJJ-FM in Shreveport, Louisiana, have filed license renewals during 1997. The FCC is in the process of reviewing the license renewals and the corporation expects the licenses to be renewed. KMJJ-FM license was renewed by the FCC on December 5, 1996 with a term expiring June 1, 2003.

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

        Below is a table of the Corporation's radio stations and the current expiration date of each station's FCC authorization:


        STATION                         EXPIRATION DATE
---------------------------------------------------------------------
KEAN-AM/FM - Abilene                    October 1, 1997
                                        (in application)

KKYS-FM - Bryan/College Station         October 1, 1997
                                        (in application)

KMJJ-FM - Shreveport                    June 1, 2003

KKSS-FM - Albuquerque/Santa Fe          August 1, 1997
                                        (in application)

KYKX-FM- Longview                       October 1, 1997
                                        (in application)

KROW-FM - Abilene                       August 1, 2005

Employees
---------
        The Corporation had 101 full-time and 136 total employees as of December 31, 1997. Each station normally employs an average of fifteen to twenty-five people. The Corporate office staff consists of three employees. The Corporation considers relations with its employees to be good.

                    ITEM 2:  DESCRIPTION OF PROPERTY

                                                                           TOWER
                        DATE                                               LEASE     OFFICE LEASE
STATION/LOCATION      ACQUIRED  FREQUENCY   LICENSED POWER    FORMAT     EXPIRATION   EXPIRATION
-------------------------------------------------------------------------------------------------
KKSS-FM Albuquerque/
Santa Fe, New Mexico    1986     97.3 MHZ   100,000 watts   Contemporary    2002         1998

KEAN-AM Abilene, Texas  1985     1280 KHz       500 watts   Country         Own          2000

KEAN-FM Abilene, Texas  1985     105.1 MHZ   100,000 watts  Country         1999         2000

KYKX-FM Longview, Texas 1985     105.7 MHZ   100,000 watts  Country         2017         Own

KKYS-FM Bryan/
College Station, Texas  1989     104.9 MHZ    50,000 watts  Contemporary    Own          2002

KMJJ-FM Shreveport,
Louisiana               1989     99.7 MHZ     50,000 watts  Urban           2013         Own

KROW-FM Abilene, Texas  1996     92.5 MHZ     50,000 watts  Contemporary    Own          Own


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

        Applications for the renewals of the licenses of stations KEAN(AM), Abilene, Texas; KEAN-FM, Abilene, Texas; KYKX (FM), Longview, Texas; and KKYS
(FM) Bryan, Texas (the "Stations") were filed with the Federal Communications Commission ("FCC") in March 1997. Those applications included information regarding the Stations' respective Equal Employment Opportunity ("EEO") programs. On August 1, 1997, the FCC formally requested additional information concerning the Stations' EEO efforts. In response, the Stations submitted additional EEO information to the FCC.

        On March 12, 1998, in response to an inquiry about the status of the Stations' renewal applications, Paulette Laden, the Chief of the FCC's EEO Branch, contacted the Corporation's legal counsel, at the law firm of Wiley, Rein & Fielding by telephone. Ms. Laden advised our FCC counsel that based on the responses provided by the Stations, she had determined that the Stations had "serious" deficiencies with respect to their EEO recruitment efforts. Ms. Laden advised that the EEO Branch is drafting a decision for review and disposition by the full Commission. Ms. Laden did not provide any further details.

        Depending on the seriousness of the EEO program deficiencies that may be found at one or more of the Stations, the range of remedies which may be imposed by the FCC include: (1) assessing forfeitures against the licensees of one or more of the Stations; (2) granting the renewals of one or more of the Stations' licenses subject to special EEO reporting conditions; (3) granting the renewals of one or more of the Stations' licenses for a short-term subject to such reporting conditions; (4) assessing forfeitures and granting short-term renewals to one or more of the Stations as described above; or (5) denying one or more of the requested renewals of the Stations' licenses.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of 1997.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    There is no active public trading market for the Corporation's common stock, but it is traded on the over the counter market and has two market makers.

    As of December 31, 1997, the Corporation had 495 shareholders of record.

    The Corporation has not paid any cash dividends on its common shares in the last seven years and does not expect to pay dividends in the foreseeable future. Two of the Corporation's subsidiaries are prohibited, pursuant to loan agreements, from making distributions to the parent and most of the Corporation's restructured debt payments are tied to the cash flow of specific subsidiaries or the cash flow of the consolidated entity. Lack of distributions to the Corporation as the parent company by its subsidiaries and debt service payment requirements leave the Corporation with inadequate cash to pay any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

Results of Operations:  1997 vs. 1996
-------------------------------------

    For the years ended December 31, 1997 and 1996, the Corporation operated the same properties, except for WOWW-FM in Pensacola. Gross revenues for 1997 were up $211,378 or 2.4 % from 1996. This increase is due to slight increases in local and national advertising. Miscellaneous and network income was flat for 1996.

    Agency commissions as a percentage of gross sales were approximately 10.7% in 1997 vs. 11.0% in 1996. This decrease is attributable to less political advertising revenue which originates through agencies.

    Technical and programming expenses decreased 2.02% in 1997 from 1996. The decrease is attributable to the sale of the Pensacola station in 1996. Excluding the Pensacola station, expenses increased 7.82% This increase is a result of higher music licensing fees. The Corporation had a small increase in the percentage royalty it must pay to various music licensing agencies during 1997 and this percentage is applied directly to the Corporation's level of sales. Therefore, an increase in sales will increase this expense commensurately.

    Selling, general and administrative expenses, which includes depreciation and amortization, increased $573,597 in 1997 from 1996. This increase is attributable to higher commission costs, and related payroll expenses due to increased sales. The Corporation also incurred additional legal and professional fees in its efforts to refinance the debt.

    The Corporation did not dispose of any assets in 1997 versus a gain of $640,355 in 1996. The gains in 1996 were from the sale of the WOWW radio station in Pensacola ($634,980) and the disposal of other assets in the ordinary course of business ($5,375).

    Interest expense increased 20.6% in 1997. This was a result of an adjustment to the notes payable.

    In 1996, the Corporation also recorded other income of $864,450. This income is for receipt of the new broadcasting tower and related equipment from Service Broadcasting Corporation at the Corporation's Longview, Texas station. There was no other income in 1997.

    In 1997, other income (expense) consisted of interest income and other miscellaneous items. The Corporation recorded $21,412 in miscellaneous expense, which is comprised of $19,761 in fees related to the Local Marketing Agreement (LMA) of KALK-FM in Mt. Pleasant, Texas and $8,759 in interest income.

    The Corporation recorded approximately $9,307,700 in gains from debt extinguishment during 1996. This gain was attributable to the settlement with the FDIC at the time of the sale of the Pensacola radio station and the write-off of several notes whose Statute of Limitations had expired. In 1997, the Corporation recorded no gains from debt extinguishment.

    The Corporation recognized an income tax benefit of $629,400 in 1997.
This is due largely to the Corporation recognizing a deferred asset related to its net operating losses from prior year and the current year. The Corporation had income tax expense of $1,701,713 in 1996 primarily due to the sale of WOWW in Pensacola and the gain from debt extinguishment.

    The Corporation, through one of its subsidiaries, RadioSunGroup of Texas, Inc., has signed a Local Marketing Agreement (LMA) and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas.

    RadioSunGroup of Texas, Inc. has also acquired a construction permit for KROW-FM in Abilene, Texas. The Corporation has constructed the station and it became operational on October 29, 1997.

    In April, 1997, KKYS-FM, owned by RadioSunGroup of Bryan/College Station, Inc., a subsidiary of the Corporation, relocated its offices and studios to a new site in the market. The new location provides better visibility in and access to the community.

    KEAN-AM, owned by RaidoSunGroup of Texas, Inc., which previously had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which they did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue, and the changed format during the second quarter of 1997 resulted in positive cash flow from this radio station to the Corporation.

    The Corporation is aware of the issues associated with the programming code in existing computer systems as the Millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Corporation will take steps in 1998 to contact the various software suppliers it uses to correct the problem.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Corporation's principal source of funds is cash flow provided by the operation of its radio stations. Its primary needs include working capital, capital expenditures to maintain property, plant, and equipment, and repayment of debt. During 1997, the Corporation generated sufficient funds for working capital, scheduled debt repayment and capital expenditures. In 1997, the Corporation generated $846,452 in cash before debt service and capital expenditures. This compares to $1.33 million in 1996.

    On December 15, 1997, the Corporation reached agreement with First Savings Bank, Arlington, Texas, ("FSB") to renew one of the Corporation's loans, which was to have matured on December 15, 1997. The note has a principal balance of $2,184,322 and has been renegotiated to mature on June 30, 1998. The note calls for monthly interest payments of $21,843.

    The Corporation entered into a loan agreement with Young Investments on December 24, 1997 in the amount of $800,000.00, with a 10% interest rate to be paid monthly. The note expires June 30, 1998. Proceeds from the loan were used to payoff the notes of James D. Osburn and Arden Osburn which matured on January 1, 1998. The payoffs for these two notes were made on January 2, 1998. In addition, Kenneth R. Reynolds agreed to extend his note with the Corporation, which was to mature on January 1, 1998, until June 30, 1998 at an interest rate of ten percent (10%), with interest payments to be made monthly.

    On March 1, 1998, the Corporation entered into loan agreements with John
W. Biddinger; Margaret H. Biddinger; and Karen Biddinger in the aggregate amount of $400,000.00. The notes are to mature on June 30, 1998 and carry a 10% interest rate to be paid monthly. The proceeds were used to pay down the prior note from Young Investments. Young Investments was issued a new note on March 1, 1998 for $400,000.00, maturing on June 30, 1998, bearing an interest rate of ten-percent (10%), interest payable monthly.

    The Corporation has notes with several entities (see Exhibit #(ii) attached) which matured on February 15, 1998. All note holders are aware of the Asset Purchase Agreement (APA) with SunBurst Media for the sale of the corporation.

Item 7.  Financial Statements

    The information called for by this Item is included as Exhibit 99 to this report beginning on page 94.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

    Listed below are the Directors of the Corporation as of December 31, 1997, their years of service as a Director, and ages:

DIRECTOR                AGE     SERVICE AS DIRECTOR       TERM EXPIRES

John W. Biddinger       57      August, 1984 - Present        2000

James M. Elliott        55      November, 1984 - Present      1997

Dan E. Young            68      December, 1985 - Present      1997

        Biographical information concerning Mr. Biddinger is set forth below under the caption "Executive Officers".

        James M. Elliott has been President of Elliott and Associates, an investment advisor and investment manager, since 1991. Prior thereto, he was Vice President and Chief Financial Officer of the Indiana University Foundation.

        Daniel E. Young has been President of Young Investments, Inc. since 1979. He has been active in the ownership and management of automobile franchise operations and is a multi-dealership owner.

Executive Officers
------------------

        Listed below are the Executive Officers of the Corporation as of December 31, 1997, their positions, offices and ages:


Officer                 Age             Position

John W. Biddinger       57              President

James A. Hoetger        44              Vice President, Treasurer and Secretary

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

        Specific due dates for these reports have been established, and the Corporation is required to disclose in this report any failure to file such forms by these dates during 1997. To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, with respect to the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Item 10.  Executive Compensation

        The following table summarizes the compensation paid by the Corporation to its current Chief Executive Officer, as of December 31, 1997, for the past three fiscal years. The Corporation had no other executive officers at December 31, 1997 whose total annual salary and bonus from the Corporation exceeded $100,000 during the past fiscal year.


SUMMARY COMPENSATION TABLE

                             Annual Compensation


Name and                                                     Other Annual         All Other
Principal Position         Year    Salary ($)   Bonus ($)   Compensation ($)    Compensation(s)
------------------------------------------------------------------------------------------------
John W. Biddinger, CEO     1997     132,200       0               0                    0
                           1996     132,200       0               0                    0
                           1995     132,200       0               0                    0

Compensation of Directors
-------------------------

        Members of the Board of Directors who are not officers of the Corporation receive $1,000 per meeting for their attendance at regularly scheduled Board meeting. There were two such meetings in 1997. Messrs. Elliott and Young attended all such meetings.

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

        The Corporation entered into an Employment Agreement with James A. Hoetger on September 9, 1997. This Agreement is in effect through December 31, 1999. The Employment Agreement calls for annual compensation of $75,000 in 1998 and $80,000 in 1999 and bonuses based on merit and performance determined by the President of the Corporation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The following tables set forth information as of December 31, 1997, as to the beneficial ownership, direct or indirect, of the Corporation's common stock by all Directors, all current Directors and Officers as a group, and all persons known by the Corporation to own beneficially more than 5% of the Corporation's common stock.

        The aggregate percentage of ownership is based on 6,543,700 shares of common stock outstanding and all exercisable options and warrants related to individuals listed in the tables.

                           OWNERSHIP BY MANAGEMENT
                      OF THE CORPORATION'S COMMON STOCK

                                 Amount and Nature of
Name and Address                Beneficial Ownership (1)  Percent of Class (2)
------------------------------------------------------------------------------
John W. Biddinger
7491 Albert Tillinghast Drive
Sarasota, FL  34240                   2,420,056                  37.0%

James M. Elliott
230 Fountain Square
Bloomington, IN 47404                    20,000                    .3%

Dan E. Young (3)
3210 E. 96th Street                     626,179                   9.6%

All Present Directors and
 Executive Officers as a
 Group (3 persons)                    3,066,235                  46.9%


                          FIVE PERCENT SHAREHOLDERS
                      OF THE CORPORATION'S COMMON STOCK


                                 Amount and Nature of
Name and Address                Beneficial Ownership (1)  Percent of Class (2)
------------------------------------------------------------------------------
John W. Biddinger
7491 Albert Tillinghast Drive
Sarasota, FL  34240                   2,420,056                  37.0%

Conseco, Inc. (3)
11825 N. Pennsylvania Street
Carmel, Indiana  46032                5,972,060                  47.7%

Antar & Co.
601 Jefferson Street
Houston, Texas  77002                 1,911,014                  29.2%

Dan E. Young (3)
3210 East 96th Street
Indianapolis, Indiana                   626,179                   9.6%

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

        The Dan Young, IRA exercised its warrants (304,803) on January 15,
1998.

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

Item 12.  Certain Relationships and Related Transactions

        The Corporation, through its subsidiary RadioSunGroup of Texas, entered into a Local Marketing Agreement with Mt. Pleasant Radio, Inc. for KALK-FM in Mt. Pleasant on January 28, 1997, effective June 1, 1997. As part of the agreement, the Corporation also has the option to purchase all of the assets of KALK-FM.

        In order for the Corporation to complete the construction permit for KROW-FM in Abilene, Texas, the Corporation entered into a leasing contract with SLT of Indiana, Inc. for broadcast equipment. The lease is for five-years, beginning December 1, 1998.

Item 13.  Exhibits and Reports on Form 8-K
    (a)   Exhibits:
          ---------
          1     Asset Purchase Agreement (APA)
          2     Press Release

Exhibit No.    Description of Exhibit
-----------    ----------------------
    3          (i)     Articles of Incorporation (1)
               (ii)    By-Laws as presently in effect (1)

    10         Material Contracts

               (a) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and Kenneth R. Reynolds in the amount of $2,500,000. (2)

               (b) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and Arden Wilson Osburn in the amount of $1,250,000. (2)

               (c) Reinstatement, modification, renewal and extension agreement between SunGroup, Inc. and John D. Osburn in the amount of $1,250,000. (2)

               (d) Promissory Note for $880,000 between SunGroup, Inc. and Bankers National Life Insurance Company with related warrant A-1 for 592,875 shares. (2)

               (e) Promissory Note for $4,000,000 between SunGroup, Inc. and Western National Life Insurance Company with related warrant A-2 for 2,892,000 shares. (2)

               (f) Promissory Note for $93,333.06 between SunGroup, Inc. and John W. Biddinger with a related warrant A-3 for 59,287 shares. (2)

               (g) Promissory Note for $124,469.18 between SunGroup, Inc. and Robert A. Davies and related warrant A-4 for 81,575 shares. (2)

               (h) Promissory Note for $176,800 between SunGroup, Inc. and Indiana University Foundation with related warrant A-5 for 118,575 shares. (2)

               (i) Promissory Note for $265,200 between SunGroup, Inc. and Dan E. Young - IRA Trust with related warrant A-6 for 177,862 shares. (2)

               (j) Agreement by and among RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc., SunGroup, Inc. and Radio USA, Ltd. regarding exchange of common stock for debt. (3)

               (k) Second Amended and Restate Promissory Note dated September 30, 1993 executed by RadioSunGroup of Bryan/College Station, Inc. ("RSG") and SunGroup Broadcasting of Louisiana, Inc. ("SGBL"), payable to the order of the Federal Deposit Insurance Corporation ("FDIC") in the original principal amount of $2,205,509.02 and its related First Amendment to Assumption Agreement and Amended and Restated Loan Agreement dated September 30, 1993. (3)

               (l) Adjustment letter related to warrant A-1 issued to Bankers National Life Insurance Company in the original amount of 592,875 shares amended to 1,016,010 shares. (3)

               (m) Adjustment letter related to warrant A-2 issued to Western National Life Insurance Company in the original amount of 2,892,000 shares amended to 4,956,050 shares. (3)

               (n) Adjustment letter related to warrant A-4 issued to Robert N. Davies in the original amount of 81,575 shares amended to 139,797 shares. (3)

               (o) Adjustment letter related to warrant A-5 issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares. (3)

               (p) Adjustment letter related to warrant A-6 issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803. (3)

               (q)     Employment agreement with John W. Biddinger,
               President. (3)

               (r) Amendment number one to the John W. Biddinger Employment Agreement. (3)

               (s) Amendment number two to the John W. Biddinger Employment Agreement.

               (t)     Key Employee Incentive Stock Plan of 1986. (4)

               (u) Act of Loan Modification and Acknowledgment by RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc. and SunGroup, Inc. in favor of First Savings Bank of Arlington, Texas, dated December 15, 1996.

               (v) Act of Loan Modification and Acknowledgment by RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc. and SunGroup, Inc. in favor of First Savings Bank of Arlington, Texas, dated December 15, 1997.

     21        Subsidiaries of the Registrant. (5)
     27        Financial Data Schedule. (5)
     99        Financial Statements
               (a) No Reports on Form 8-K were filed during the last quarter of 1997.
               (b)     8-K Report for the first quarter of 1998 was filed.


------------

1 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1984.

2 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

3 Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

4 Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1986.

                                  SIGNTURES
                                  ---------

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SUNGROUP, INC.

DATED:     March 27, 1998          By:     /s/ John W. Biddinger
                                   ------------------------------------
           Sarasota, Florida               John W. Biddinger, President

    In accordance of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED:     March 27, 1998          /s/ John W. Biddinger
                                   John W. Biddinger, Director and
                                   (Principal Executive Officer)

DATED:     March 27, 1998          /s/ James M. Elliott
                                   James M. Elliott, Director

DATED:     March 27, 1998          /s/ James A. Hoetger
                                   James A. Hoetger, Treasurer, Secretary
                                   and Vice President
                                   (Principal Accounting/Financial Officer)

DATED:     March 27, 1998          /s/ Dan E. Young
                                   Dan E. Young, Director

                              INDEX OF EXHIBITS

Exhibit No.    Description of Exhibit                              Page No.
-----------    ----------------------                              --------

    3          (i)     Articles of Incorporation (5)                 N/A
               (ii)    By-Laws as presently in effect (1)

    10         Material Contracts

               (a)     Reinstatement, modification, renewal          N/A
               and extension agreement between SunGroup, Inc.
               and Kenneth R. Reynolds in the amount of $2,500,000. (6)

               (b)     Reinstatement, modification, renewal and      N/A
               extension agreement between SunGroup, Inc. and Arden Wilson Osburn in the amount of $1,250,000. (2)

               (c)     Reinstatement, modification, renewal and      N/A
               extension agreement between SunGroup, Inc. and John D. Osburn in the amount of $1,250,000. (2)

               (d)     Promissory Note for $880,000 between          N/A
               SunGroup, Inc. and Bankers National Life Insurance
               Company with related warrant A-1 for 592,875
               shares. (2)

               (e)     Promissory Note for $4,000,000 between        N/A
               SunGroup, Inc. and Western National Life Insurance
               Company with related warrant A-2 for 2,892,000
               shares. (2)

               (f)     Promissory Note for $93,333.06 between        N/A
               SunGroup, Inc. and John W. Biddinger with a related warrant A-3 for 59,287 shares. (2)

               (g)     Promissory Note for $124,469.18 between       N/A
               SunGroup, Inc. and Robert A. Davies and related warrant A-4 for 81,575 shares. (2)

               (h)     Promissory Note for $176,800 between          N/A
               SunGroup, Inc. and Indiana University Foundation with related warrant A-5 for 118,575 shares. (2)

                              INDEX OF EXHIBITS

Exhibit No.    Description of Exhibit                              Page No.
-----------    ----------------------                              --------

               (i)     Promissory Note for $265,200 between          N/A
               SunGroup, Inc. and Dan E. Young - IRA Trust with related warrant A-6 for 177,862 shares. (2)

               (j)     Agreement by and among RadioSunGroup of       N/A
               Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc., SunGroup, Inc. and Radio USA,
               Ltd. regarding exchange of common stock for debt. (3)

               (k)     Second Amended and Restate Promissory Note    N/A
               dated September 30, 1993 executed by RadioSunGroup of Bryan/College Station, Inc. ("RSG") and SunGroup Broadcasting of Louisiana, Inc. ("SGBL"), payable to the order of the Federal Deposit Insurance
               Corporation ("FDIC") in the original principal amount of $2,205,509.02 and its related First
               Amendment to Assumption Agreement and Amended and
               Restated Loan Agreement dated September 30,
               1993. (3)

               (l)     Adjustment letter related to warrant A-1      N/A
               issued to Bankers National Life Insurance Company in the original amount of 592,875 shares amended to 1,016,010 shares. (3)

               (m)     Adjustment letter related to warrant A-2      N/A
               issued to Western National Lie Insurance Company in the original amount of 2,892,000 shares amended to 4,956,050 shares. (3)

               (n)     Adjustment letter related to warrant A-4      N/A
               issued to Robert N. Davies in the original amount of 81,575 shares amended to 139,797 shares. (3)

               (o)     Adjustment letter related to warrant A-5      N/A
               issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares. (3)

               (p)     Adjustment letter related to warrant A-6      N/A
               issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803. (3)

               (q)     Employment Agreement with John W.             N/A
               Biddinger,  President. (3)

               (r)     Amendment number one to the John W.           N/A
               Biddinger Employment Agreement. (3)

               (s)     Key Employee Incentive Stock Plan of          N/A
               1986. (4)

               (t)     Amendment number two to the John W.           N/A
               Biddinger Employment Agreement. (5)

               (u)     Act of Loan Modification and Acknowledgment   N/A
               by RadioSunGroup of Bryan/College Station, Inc.,
               SunGroup Broadcasting of Louisiana, Inc. and
               SunGroup, Inc. in favor of First Savings Bank of
               Arlington, Texas, dated December 15, 1996. (5)

               (v)     Employment Agreement with James A. Hoetger,   29
               Vice President.

               (w)     Act of Loan Modification and Acknowledgment   33
               by RadioSunGroup of Bryan/College Station, Inc.,
               SunGroup Broadcasting of Louisiana, Inc. and
               SunGroup, Inc. in favor of First Savings Bank of
               Arlington, Texas, dated December 15, 1997.

               (x)     Agreement By and Among RadioSunGroup of       49
               Texas, Inc. and Mt. Pleasant Radio, Inc., dated
               January 27, 1997.

               (y)     Secured Promissory Note for $800,000          69
               between RadioSunGroup of Texas, Inc. and Young
               Investments Company (A Nevada Partnership) dated
               December 24, 1997.

               (z)     Cancellation of Secured Promissory Note,      71
               dated February 28, 1998.

               (aa)     Secured Promissory Note for $400,000         72
               between RadioSunGroup of Texas and Young
               Investments Company (A Nevada Partnership) dated
               March 1, 1998 and UCC-1 form.

               (bb)     Secured Promissory Note for $150,000         75
               between RadioSunGroup of Texas and John W. Biddinger dated March 1, 1998 and UCC-1 form.

               (cc)     Secured Promissory Note for $150,000         78
               between RadioSunGroup of Texas and Margaret H.
               Biddinger dated March 1, 1998 and UCC-1 form.

               (dd)     Secured Promissory Note for $100,000         81
               between RadioSunGroup of Texas and Karen Biddinger dated March 1, 1998 and UCC-1 form.

               (ee)     Renewal and Extension Agreement effective    84
               January 2, 1998 by and between RadioSunGroup of Texas, Inc. ("Borrower") and Kenneth R. Reynolds
               ("Lender") in the amount of $516,600.00.

               (ff)     Renewal and Extension Agreement effective    85
               January 2, 1998 by and between RadioSunGroup of Texas, Inc. ("Borrower") and Kenneth R. Reynolds
               ("Lender") in the amount of $270,600.00.

               (gg)     Renewal and Extension Agreement effective    86
               January 2, 1998 by and between RadioSunGroup of Texas, Inc. ("Borrower") and Kenneth R. Reynolds
               ("Lender") in the amount of $32,800.00.

               (hh)     Tri-Party Payment Agreement effective        87
               January 2, 1998 by and between Radio SunGroup of
               Texas, Inc., Kenneth R. Reynolds, John Osburn and Arden Osburn.

               (ii)     List of SunGroup notes, which matured of     90
               February 15, 1998


    21         Subsidiaries of the Registrant (5)                    N/A

    27         Financial Data Schedule (5)                           N/A

    99         Financial Statements                                  94

-------------

1 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1984.

2 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

3 Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

4 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

5 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.