Form 10KSB/A
period 1997-12-31
SUNGROUP INC
filed 1998-05-11
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-KSB/A
(MARK ONE)
    [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.

COMMISSION FILE NUMBER:     0-3851
                            ------

                                SUNGROUP, INC.
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Tennessee                                         62-0790469
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No.)

2201 Cantu Court, Suite 102, Sarasota, Florida               34232-6254
-----------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:     941-377-6710

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

                                   SUNGROUP, INC.

DATED:     May 11, 1998           By: /s/ John W. Biddinger
                                      ----------------------------------------
           Sarasota, Florida          John W. Biddinger, President

    In accordance of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED:     May 11, 1998               /s/ John W. Biddinger
                                      ----------------------------------------
                                      John W. Biddinger, Director and
                                      (Principal Executive Officer)

DATED:     May 11, 1998               /s/ James M. Elliott
                                      ----------------------------------------
                                      James M. Elliott, Director

DATED:     May 11, 1998               /s/ James A. Hoetger
                                      ----------------------------------------
                                      James A. Hoetger, Treasurer, Secretary
                                      and Vice President
                                      (Principal Accounting/Financial Officer)

DATED:     May 11, 1998               /s/ Dan E. Young
                                      ----------------------------------------
                                      Dan E. Young, Director

                              INDEX OF EXHIBITS

Exhibit No.    Description of Exhibit                              Page No.
-----------    ----------------------                              --------

    27         Financial Data Schedule

    99         Financial Statements