Form 10QSB
period 1998-03-31
SUNGROUP INC
filed 1998-05-15
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ____________ to _____________

Commission file number 0-3851
                       ------

                                SUNGROUP, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Tennessee                                            62-0790469
-------------------------------                            -------------------
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common Stock, No Par Value              6,543,700 Common Shares
------------------------------------------------------------------------------
         (Title of class)             (Shares outstanding March 31, 1998)

Transitional small business disclosure format (check one): Yes [ ]   No [X]

                                SUNGROUP, INC.
                                 FORM 10-QSB

                                    INDEX



                                                                      Page No.

PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements:

                  Consolidated Balance Sheet
                  March 31, 1998                                          3

                  Consolidated Statement of Operations
                  Three Months Ended March 31, 1998 and 1997              4

                  Consolidated Statement of Cash Flow
                  Three Months Ended March 31, 1998 and 1997              5

                  Notes to Consolidated Financial Statement
                  Three Months Ended March 31, 1998 and 1997              6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

                  Results of Operations                                   7
                  Financial Condition                                     8



PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                           8


    Item 6.   Exhibits and Reports on Form 8-K                            9

    SIGNATURES                                                           10

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET

                                                         MARCH 31, 1998
                                                         --------------
                                                         (IN THOUSANDS)
                                                         --------------
                                                          (UNAUDITED)
CURRENT ASSETS
  Cash                                                      $   309
  Accounts Receivable (net)                                   1,584
  Deferred Income Taxes                                       1,499
  Prepaid and Other                                             220
                                                           ---------
      TOTAL CURRENT ASSETS                                    3,612

PROPERTY AND EQUIPMENT (NET)                                  1,594

OTHER ASSETS
  Intangible Assets (net)                                     5,645
  Other Assets                                                   47
                                                           ---------
      TOTAL OTHER ASSETS                                      5,692

          TOTAL ASSETS                                      $10,898
                                                           =========

CURRENT LIABILITIES
  Accounts Payable & Accrued
    Expenses                                                    833
  Accrued Interest                                                0
  Current Maturities of LT Debt                               9,032
                                                           ---------
      TOTAL CURRENT LIABILITIES                             $ 9,865

LONG TERM DEBT                                              $   606

DEFERRED INCOME TAXES                                       $ 1,091

STOCKHOLDERS' EQUITY
  Common Stock - $1 par value, authorized 10 million          3,770
  Additional Paid in Capital                                  5,970
  Accumulated Deficit                                       (10,404)
                                                           ---------
      TOTAL STOCKHOLDERS' EQUITY                               (664)

      TOTAL LIABILITY & STOCKHOLDERS' EQUITY                $10,898
                                                           =========

See "Notes to Consolidated Financial Statements"

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                THREE MONTHS ENDED MARCH 31
                                                             ----------------------------------
                                                                1998                    1997
                                                                 (UNAUDITED, IN THOUSANDS)*
                                                             ----------------------------------
INCOME                                                        $  2,203                $  1,847
  Agency Commission                                               (204)                   (211)
                                                             ----------              ----------
                                                                 1,999                   1,636

EXPENSES
  Technical & Programming                                          495                     402
  Selling and Administrative                                     1,567                   1,253
                                                             ----------              ----------
                                                                 2,062                   1,655

LOSS FROM OPERATIONS                                               (63)                    (19)

OTHER INCOME (EXPENSE)
  Interest Expense                                                (142)                    (57)
  Gain (Loss) on Disposal of Assets                                  0                       0
  Other                                                              7                       2
                                                             ----------              ----------
                                                                  (135)                    (55)

LOSS BEFORE EXTRAORDINARY ITEM                                    (198)                    (74)

Extraordinary Gain From Debt Extinguishment                          0                       0

NET INCOME (LOSS) BEFORE TAXES                                    (198)                    (74)

INCOME TAXES                                                         6                       0

NET INCOME (LOSS)                                                 (192)                    (74)

LOSS PER COMMON SHARE
  Loss Before Extraordinary Item                                 (0.01)                  (0.01)
  Extraordinary Item                                              0.00                    0.00
                                                             ----------              ----------
LOSS PER SHARE                                                   (0.01)                  (0.01)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     14,499                  13,340

DIVIDENDS PER SHARE                                                  0                       0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and "Per Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW

                                                                           THREE MONTHS ENDED MARCH 31
                                                                         ------------------------------
                                                                           1998                  1997
                                                                           (UNAUDITED, IN THOUSANDS)*
                                                                         ------------------------------
OPERATING ACTIVITIES
  Net Income (Loss)                                                       $ (192)               $  (74)
  Reconciliation of Net Income (Loss)
      to Net Cash provided by Operating Activities
      Depreciation and Amortization                                          172                   152
      (Gain) Loss on Disposal of Assets                                        0                     0
      Net Income Loss From Barter Transactions                              (128)                   (6)
      Extraordinary Gain From Debt Extinguishment
      Changes In:
         Accounts Receivable                                                 176                    51
         Prepaid Expenses and Other Current Assets                            54                   (22)
         Accounts Payable and Accrued Expense                               (123)                  111
         Interest Payable                                                      0                   (13)
                                                                         --------              --------
      Net Cash Provided by Operating Activities                              (41)                  199

INVESTMENT ACTIVITIES
  Purchase of Property and Equipment                                         (66)                  (37)
  Proceeds from Sale of Equipment                                              0                     0
  Other                                                                       (3)                    7
                                                                         --------              --------
      Net Cash Provided by Operating Activities                              (69)                  (30)

FINANCING ACTIVITIES
  Repayment of Long-term Debt                                             (1,301)                 (162)
                                                                         --------              --------
                                                                            (981)                 (162)

INCREASE IN CASH                                                          (1,028)                    7
  Cash, Beginning Of Quarter                                               1,337                   552
  Cash, End Of Quarter                                                       309                   559

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid                                                              139                    66

NON-CASH TRANSACTION:
  Property and Equipment Acquired by Barter Transaction                        0                     6
  Accrued Interest Added to New Notes in Restructuring                         3                     3


*See "Notes to Consolidated Financial Statements"

                       SUNGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1998

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

     At March 31, 1998, the Corporation had approximately $10 million of net operating loss carry-forwards, which expired in years 2002 through 2010.

     At March 31, 1998, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At March 31, 1998, the Corporation had a recorded deferred tax asset of $1,499,000.00.

(3) NET INCOME PER COMMON SHARE. For 1997 and 1998, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the first quarter. The Corporation's warrants have been considered the equivalent of common stock, and as such, increased the number of common shares. The Corporation's outstanding stock options, however, have not been added to the number of common shares because of the market price of the common stock does not exceed the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants; those purchases were assumed to have been made at the average price per share of the common stock. The average price has been determined to be $.375.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

     For the period ended March 31, 1998 and 1997, the Corporation operated the same properties, except for KALK-FM in Mt. Pleasant, Texas and KROW-FM in Abilene, Texas. The Corporation entered into a Local Marketing Agreement (LMA) with KALK-FM in June 1997. Operation of KROW-FM commenced on October 29, 1997. Gross revenue for 1998 increased 19.2% or $355,840 for 1997. This increase is attributable to the additional operations of the two new locations and increased revenues at the existing locations. Excluding, KALK-FM and KROW-FM, revenues increased $227,694 or 10.1%. This increase is due to a larger portion of local advertising at the existing locations. National advertising, political advertising, miscellaneous and network income has decreased by slightly more than $44,000 or 12.8%.

     Agency commission as a percentage of gross sales for the quarter was approximately 9.26% in 1998 versus 11.42% in 1997. The decrease is attributable to a decrease in national and political advertising which originates through agencies.

     Technical and programming expense increased 23.13% from the same periods of 1998 to 1997. KALK-FM and KROW-FM accounted for $30,413 of the increase or 7.46%. The remainder of the increase consists of additional expenses for royalty fees, which are based on revenues, and survey costs. The survey costs are necessary for the stations to be able to maintain their ratings and thus their fair share of the market revenue.

     Selling and administrative expenses, which include depreciation and amortization, increased $314,000 or 25.1%. The increase is due to the operation of the additional locations, additional sales commissions costs, bonus compensation for reaching first quarter goals and extraordinary legal and professional fees incurred with the potential sale of the Corporation.

     Interest expense increased 147.23% or $84,600. This is a result of refinancing several zero interest bearing notes that became due December 31, 1997 with short-term notes, paying a 10% annual return.

     The Corporation recorded other income of $7,000 in 1998 versus $2,000 in 1997. This consists of interest income of $2,000 and miscellaneous income of $5,000.

     The Corporation had no extraordinary items in 1998 or 1997.

     The Corporation, through its subsidiary Radio SunGroup of Texas, Inc., has signed a Local Management Agreement (LMA) and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas in June 1997.

     RadioSunGroup of Texas, Inc. has also acquired a construction permit for KROW-FM in Abilene, Texas. The Corporation built the station and it became operational on October 29, 1997.

     KEAN-AM, which had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which they did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue.

FINANCIAL CONDITION
-------------------

     The Corporation's principal source of funds is cash flow provided by the operation of its subsidiaries' radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant, and equipment, and repayment of debt and interest. During the first three months of 1998, the Corporation was able to meet its primary cash need of debt service and interest expense ($157,000).

     On February 3, 1998, the Corporation entered into an Asset Purchase Agreement (APA) with SunBurst Media, LP of Dallas, Texas to substantially sell all of the assets of the Corporation for $24,000,000.00. The Corporation will retain its cash and accounts receivable. It is anticipated that the net proceeds, after payment of the Corporation's outstanding debt obligations and tax liabilities, will be distributed and the Corporation liquidated after all affairs are wound-up. The sale is contingent upon, among other conditions, consent by the Federal Communications Commission (FCC) to the assignment of the various broadcast licenses from SunGroup, Inc. to SunBurst Media, LP. Further FCC approval is contingent upon the commission's stance regarding the EEO problems at the Texas properties. The FCC is also awaiting the radiation level survey results on the New Mexico property.

     Subsequently, the Corporation entered into a Local Management Agreement
(LMA) with SunBurst Media, LP for the operation of its stations in Abilene, Longview and Bryan College Station, Texas, effective April 1, 1998. The Corporation believes this agreement was in the best interest of its stockholders and would expedite the Asset Purchase Agreement (APA) previously entered into.

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings
         -------------------------

     During the normal course of operations, the Corporation is engaged in routine litigation incidental to its business. In most cases, such litigation is not material and is settled before proceeding to litigation.

     In 1997, KKSS-FM, a subsidiary of the Corporation, was sued by a former employee for wrongful discharge. The Corporation settled with the defendant with conditions that were beneficial to the Corporation.

     Also in 1997, KMJJ-FM entered into a suit against Atlantic Records for breach of contract. Litigation is pending on this case, but the Corporation expects to be successful in its pursuit of this claim.

     On March 12, 1998, the FCC, upon review of the Corporation's applications for license renewal for four Texas stations, determined that the stations had serious deficiencies with respect to their Equal Employment Opportunity (EEO) programs. The Corporation has retained legal counsel to defend these allegations. The FCC may impose one of several remedies, including, but not limited to, fines and short-term renewals. The Corporation expects to resolve this situation and retain the licenses.

     The Corporation has received Securities and Exchange Commission (SEC) approval of its proxy for the sale of the Corporation from SunGroup, Inc. to SunBurst Media, LP. The Schedule 14(a) Information Proxy Statement Pursuant to
Section 14(a) of the Securities Exchange Act of 1932 (Amendment No. 1), Notice of Special Meeting of Shareholders, Shareholder Letter, 1997 10 KSB, Asset Purchase Agreement, will be mailed to all SunGroup, Inc. shareholders by Monday, May 11, 1998. A Special Meeting of Shareholders of SunGroup, Inc. is to be held on Wednesday, May 27, 1998 at the Company's headquarters at 2201 Cantu Court, Suite 102A, Sarasota, Florida to vote on the sale of the Corporation.

     On April 14, 1998 in the United States Court of Appeals, District of Columbia declared unconstitutional the FCC's controversial EEO regulations and challenged the federal agency's authority to even promulgate non-discrimination rules for broadcasters. This has caused a change in direction of the FCC in approving license renewals. While the FCC resolves this conflict, the renewal process is being delayed along with the transfer of licenses from SunGroup, Inc. to SunBurst Media, LP.

     The Corporation, through its subsidiary RadioSunGroup of Texas, Inc. with OARA, Inc. has formed S.O. 2,000 LLC, a joint-corporation for the purpose of applying for and to obtain an FM Construction Permit (CP) at Winona, Texas. This CP application is being delayed due to the FCC's concern over the Texas EEO issue.

     We have been in discussions with our FCC legal counsel and they are in contact with the FCC with regards to the EEO controversy. For further information regarding the Court's decision, please refer to Docket No. 97-1116 at the United States Court of Appeals For The District of Columbia Circuit, Lutheran Church Missouri Synod, Appellant v. Federal Communications Commission, Appellee.

         Item 6. Exhibits and Reports on Form 8-K
         ----------------------------------------

         (a)  Exhibits
              Exhibit 27 Financial Data Schedule

         (b) A Form 8-K was filed during the first quarter of 1998 on March 3, 1998.

                                  SIGNATURE



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SUNGROUP, INC.
                                    ------------------------------------------
                                    (Registrant)



May 14, 1998                        /s/  John W. Biddinger
-------------------                 ------------------------------------------
Date                                John W. Biddinger
                                    Principal Operating Officer



May 14, 1998                        /s/  James A. Hoetger
-------------------                 ------------------------------------------
Date                                James A. Hoetger, Vice President/Treasurer
                                    Principal Accounting and Financial Officer