Form 10QSB
period 1998-06-30
SUNGROUP INC
filed 1998-08-13
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED  JUNE 30, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          EXCHANGE ACT For the transition period from ____________ to

          ------------

      Commission file number 0-3851
                             ------

                                SUNGROUP, INC.
                                --------------
      (Exact name of small business issuer as specified in its charter)

           Tennessee                                62-0790469
 -------------------------------      -----------------------------------
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

    Common Stock, No Par Value                  6,543,700 Common Shares
    -------------------------------------------------------------------------
     (Title of class)                      (Shares outstanding June 30, 1998)

Transitional small business disclosure format (check one): Yes      No  X
                                                               ---     ---

                                SUNGROUP, INC.
                                 FORM 10-QSB
                                    INDEX

                                                                     Page No.
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

               Consolidated Balance Sheet                                3
               June 30, 1998

               Consolidated Statement of Operations                      4
               Three Months ended June 30, 1998 and 1997

               Consolidated Statement of Operations                      5
               Six Months ended June 30, 1998 and 1997

               Consolidated Statement of Cash Flow                       6
               Six Months ended June 30, 1998 and 1997

               Notes to Consolidated Financial Statements                7

   Item 2.  Management's Discussion and Analysis of Financial            8
            Condition and Results of Operations

            Results of Operations                                        8

            Financial Condition                                          9


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                            9

   Item 6.  Exhibits and Reports on Form 8-K                            10

   SIGNATURES                                                           11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                SUNGROUP, INC.
                          CONSOLIDATED BALANCE SHEET

                                                  JUNE 30, 1998
                                                 --------------
                                                 (IN THOUSANDS)
                                                 --------------
                                                   (UNAUDITED)

CURRENT ASSETS
      Cash                                           $   372
      Accounts Receivable (net)                        1,437
      Deferred Income Taxes                            1,499
      Prepaid and Other                                  157
                                                     -------
            TOTAL CURRENT ASSETS                       3,465

PROPERTY AND EQUIPMENT (NET)                           1,465

OTHER ASSETS
      Intangible Assets (net)                          5,538
      Other Assets                                        47
                                                     -------
            TOTAL OTHER ASSETS                         5,585

            TOTAL ASSETS                             $10,515
                                                     =======

CURRENT LIABILITIES
      Accounts Payable & Accrued
        Expenses                                         683
      Accrued Interest                                     0
      Current Maturities of LT Debt                    8,934
                                                     -------
            TOTAL CURRENT LIABILITIES                $ 9,617

LONG TERM DEBT                                       $   587

DEFERRED INCOME TAXES                                $ 1,091

STOCKHOLDERS' EQUITY
      Common Stock - $1 par value, authorized
        10 million                                     3,770
      Additional Paid in Capital                       5,970
      Accumulated Deficit                            (10,520)
                                                     -------
            TOTAL STOCKHOLDERS' EQUITY                  (780)

            TOTAL LIABILITY & STOCKHOLDERS' EQUITY   $10,515
                                                     =======
See "Notes to Consolidated Financial Statements"

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                 THREE MONTHS ENDED JUNE 30
                                               -----------------------------
                                                   1998           1997
                                                 (UNAUDITED, IN THOUSANDS)*
                                               -----------------------------

INCOME                                           $     1,372    $     2,544
     Agency Commission                                  -116           (276)
                                               -----------------------------
                                                       1,256          2,268
EXPENSES
     Technical & Programming                             281            556
     Selling and Administrative                          973          1,351
                                               -----------------------------
                                                       1,254          1,907

LOSS FROM OPERATIONS                                       2            361

OTHER INCOME (EXPENSE)
     Interest Expense                                    (66)           (74)
     Gain (Loss) on Disposal of Assets                   (65)            (4)
     Other                                                32              4
                                               -----------------------------
                                                         (99)           (74)

LOSS BEFORE EXTRAORDINARY ITEM                           (97)           287

Extraordinary Gain From Debt Extinguishment                8              0

NET INCOME (LOSS) BEFORE TAXES                          (105)           287

INCOME TAXES                                               0              0

NET INCOME (LOSS)                                       (105)           287

LOSS PER COMMON SHARE
     Loss Before Extraordinary Item                    (0.01)          0.02
     Extraordinary Item                                 0.00           0.00
                                               -----------------------------
LOSS PER SHARE                                         (0.01)          0.02

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                               13,340         13,340

DIVIDENDS PER SHARE                                        0              0


See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and "Per Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                   SIX MONTHS ENDED JUNE 30
                                                -----------------------------
                                                       1998        1997
                                                   (UNAUDITED, IN THOUSANDS)*
                                                ------------------------------

INCOME                                             $   3,575       $   4,391
     Agency Commissions                                 (320)           (487)
                                                ------------------------------
                                                       3,255           3,904

EXPENSES
     Technical & Programming                             776             958
     Selling and Administrative                        2,540           2,604
                                                ------------------------------
                                                       3,316           3,562

LOSS FROM OPERATIONS                                     (61)            342

OTHER INCOME (EXPENSE)
     Interest Expense                                   (208)           (131)
     Gain (Loss) on Sale of Assets                       (65)             (4)
     Gain (Loss) on Disposal of Assets                     0               0
     Other                                                39               6
                                                ------------------------------
                                                        (234)           (129)

LOSS BEFORE EXTRAORDINARY ITEM                          (295)            213

Extraordinary Gain From Debt Extinguishment               14               0

NET INCOME (LOSS) BEFORE TAXES                          (309)            213

INCOME TAXES                                               0               0

NET INCOME (LOSS)                                       (309)            213

LOSS PER COMMON SHARE
     Loss Before Extraordinary Item                    (0.02)           0.02
     Extraordinary Item                                 0.00            0.00
                                                ------------------------------
LOSS PER SHARE                                         (0.02)           0.02

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                               13,340          13,340

DIVIDEND PER SHARE                                         0               0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" and "Per Share" amounts

                                SUNGROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOW

                                                      SIX MONTHS ENDED JUNE 30
                                                      --------------------------
                                                              1998       1997
                                                      (UNAUDITED, IN THOUSANDS)*
                                                      --------------------------

OPERATING ACTIVITIES
    Net Income (Loss)                                     $  (172)    $  213

Reconciliation of Net Income (Loss) to Net Cash
    provided by Operating Activities Depreciation
    and Amortization                                          341        327
    (Gain) Loss on Disposal of Assets                         (70)         0
    Net Income Loss From Barter Transactions                  (91)       (47)
    Extraordinary Gain From Debt Extinguishment                 0          0
    Change In:
          Accounts Receivable                                 459       (334)
          Prepaid Expenses and Other Current Assets           118       (105)
          Accounts Payable and Accrued Expense               (537)       236
          Interest Payable                                    (15)
          Deferred Item                                      (136)       (10)
                                                         -----------------------
    Net Cash Provided by Operating Activities                (103)       280

INVESTMENT ACTIVITIES
    Purchase Of Property and Equipment                         (1)       (97)
    Proceeds From Sale of Equipment                             1        (45)
    Sale of Building                                          137
    Other                                                      (4)        (1)
                                                         -----------------------
    Net Cash Provided by Investment Activities                133       (143)

FINANCING ACTIVITIES
    Repayment of Long-term Debt                              (995)      (330)
                                                         -----------------------
                                                             (995)      (330)

INCREASE IN CASH                                             (965)      (193)
    Cash, Beginning of Quarter                              1,337        552
    Cash, End of Quarter                                      372        359

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid                                             214         66

NON-CASH TRANSACTION:
    Property and Equipment Acquired by Barter Transaction       0          6
    Accrued Interest Added to New Notes in Restructuring       15          6

*See "Notes to Consolidated Financial Statements"

                       SUNGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (1) CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. The accompanying unaudited consolidated financial statements of SunGroup, Inc. and its subsidiaries (collectively, "Corporation") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of such financial information for the periods indicated have been included. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements and the related notes be read in conjunction with the financial statements and the related notes included in the Corporation's latest report on Form 10-KSB. Operating results for the interim period are not necessarily indicative of the results to be expected for the entire year.

      (2) INCOME TAXES. Income taxes in the consolidated statement of operations include deferred income tax provisions for all significant temporary differences in recognizing income and expense for financial reporting and income tax purposes. The Corporation files consolidated income tax returns.

      At June 30, 1998, the Corporation had approximately $10 million of net operating loss carry-forwards, which expire in years 2002 through 2010.

      At June 30, 1998, the Corporation had a cumulative net deferred tax asset. This asset has been offset by an evaluation allowance since management believes it is more likely than not that, except for reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At June 1, 1998, the Corporation had a recorded deferred tax asset of $1,499,000.00.

      (3) NET INCOME PER COMMON SHARE. For 1997 and 1998, earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the first quarter. The Corporation's warrants have been considered the equivalent of common stock, and as such, increase the number of common shares. The Corporation's outstanding stock options, however, have not been added to the number of common shares because of the market price of the common stock does not exceed the exercise price of the options. The increase in the number of commons shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants; those purchases were assumed to have been made at the average price per share of the common stock. The average price has been determined to be $.375.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

RESULTS OF OPERATIONS: For the period ended June 30, 1998 and 1997, the Corporation operated the same properties, except for KALK-FM in Mount Pleasant, Texas and KROW-FM in Abilene, Texas. The Corporation entered into a Local Marketing Agreement (LMA) with KALK-FM in June 1997 and began operating KROW-FM on October 29, 1997. On April 1, 1998, the Corporation entered into an additional Local Marketing Agreement with Sunburst Media, LLP of Dallas, Texas for its stations in Abilene, Texas, Bryan, Texas, and Longview, Texas.

      All of the decreases in Revenue, Technical, Programming, Sales and Administrative expenses are due to the Local Marketing Agreement with Sunburst Media, LLP.

      Gross revenue for 1998 decreased 18.6% or $816,210 from 1997.

      Agency commissions as a percentage of gross sales for the quarter was approximately 8.95% in 1998 versus 11.09% in 1997. The decrease is due to decrease in national and political advertising which originate through agencies.

      Technical and programming expense decreased 19% form the same period of 1998 to 1997.

      Selling and administrative expense, which include depreciation and amortization, decreased $64,000 or 24.5%.

      Interest expense increased 158.78% or $77,900. This is a result of refinancing several zero interest bearing notes that became due December 31, 1997 with short term notes paying a 10% annual return.

      The Corporation recorded other income of $39,000 in 1998 versus $6,000 in 1997. This consisted of interest income of $12,000 and miscellaneous income of $27,000.

      In May 1998, the Corporation sold its studio building in Longview, Texas for $136,600.00. Proceeds from the sale were used to pay the mortgage due to Longview Bank and Trust of Longview, Texas. The Corporation recognized a gain of $70,200.00 on the sale. The Corporation had no extraordinary items in 1997.

      The Corporation, through its subsidiary Radio SunGroup of Texas, Inc., signed a Local Management Agreement and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas in June 1997.

      Radio SunGroup of Texas, Inc. also acquired a construction permit for KROW-FM in Abilene, Texas. The Corporation built the station and it became operational on October 29, 1997.

      KEAN-AM which had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which they did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue.

FINANCIAL CONDITION
-------------------

      The Corporation's principal source of funds is cash flow provided by the operation of its subsidiary radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant and equipment, and repayment of debt and interest. During the first six months of 1998, the Corporation was able to meet its primary cash need of debt service and interest expense.

      On February 3, 1998, the Corporation entered into an Asset Purchase Agreement with Sunburst Media of Dallas, Texas to substantially sell all the assets of the Corporation for $24,000,000.00. The Corporation will retain its cash and accounts receivable. It is anticipated that the net proceeds, after payment of the Corporation's outstanding debt obligations and tax liabilities, will be distributed and the Corporation liquidated after all affairs are wound up. The sale is contingent upon license renewal, consent by the Federal Communications Commissions to the renewal grant of the licenses and the assignment of the various broadcast licenses from SunGroup, Inc. to Sunburst Media. It is anticipated the closing on the sale of the Corporation will occur in the third quarter of 1998.

      Subsequently, the Corporation entered into a Local Management Agreement with Sunburst Media for the operation of its stations in Abilene, Longview and Bryan College Station, Texas effective April 1, 1998. The Corporation believes this agreement was in the best interest of its stockholders and would expedite the Asset Purchase Agreement previously entered into.

      As a condition of the sale of the Corporation, the Corporation is obligated to pay its various note holders. The Corporation has negotiated a settlement with it largest note holder and shareholder, Conseco Risk Management, for its various loans and warrants in the amount of Ten Million Three Hundred Thousand Dollars ($10,300,000.00). Payment is due to Conseco on July 23, 1998. If the settlement does not occur on that date, interest will accrue at the rate of 18% per annum (see attached exhibit).

      The Company has been successful in extending its loan with First Savings Bank of Arlington, Texas through August 30, 1998. Further, the Company is in the process of working to extend other notes which are in default at this time.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

      During the normal course of operations, the Corporation is engaged in routine litigation incidental to its business. In most cases, such litigation is not material and is settled before preceding to litigation.

      In 1997, KKSS-FM, a subsidiary of the Corporation, was sued by a former employee for wrongful discharge. The Corporation settled with the defendant upon conditions that were beneficial to the Corporation.

      Also in 1997, KMJJ-FM entered into a suit against Atlantic Records for breach of contract. Litigation is still pending in this case, but the Corporation expects to be successful in its pursuit of this claim.

      On March 12, 1998, the Federal Communications Commission, upon review of the Corporation's applications for license renewal for four Texas stations, determined that the stations had serious deficiencies with respect to their Equal Employment Opportunity programs. The Corporation has retained legal counsel to defend these allegations. The Federal Communications Commission as of July 22nd renewed the license agreements of the Texas stations and as of now the Corporation has received approval from the Federal Communications Commission on all of the licenses. The Federal Communications Commission, because of the United States Court of Appeals for the District of Columbia Circuit Court's Ruling in the Lutheran EEO case, has renewed the license agreements with contingencies (see the attached SunGroup, Inc.'s ruling, Before the Federal Communications Commission in Washington, D.C., FCC 98-171).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

      (a)   Exhibits

            Exhibit 10.1 Federal Communications Commission's Memorandum Opinion FCC 98-171, dated: July 23, 1998 (attached)

            Exhibit 10.2 SunGroup & Conseco's Warrant Purchase & Repayment Agreement dated July 10, 1998 (attached)

            Exhibit 27 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the second quarter of 1998.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SUNGROUP,  INC.
                             ---------------
                             (Registrant)



August 12, 1998              /s/  John W. Biddinger
---------------              ------------------------------------------
Date                         John W. Biddinger, President
                             Principal Operating Officer



August 12, 1998              /s/  James A. Hoetger
---------------              ------------------------------------------
Date                         James A. Hoetger, Vice President/Treasurer
                             Principal Accounting and Financial Officer