Form 10QSB
period 1998-09-30
SUNGROUP INC
filed 1998-11-13
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

         (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
        For the transition period from              to
                                       ------------    ------------
        Commission file number 0-3851
                               ------

                                 SUNGROUP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Tennessee                                      62-0790469
 -------------------------------            ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.
  incorporation or organization)

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

   Common Stock, No Par Value                   6,543,700 Common Shares
------------------------------------------------------------------------------
       (Title of class)                (Shares outstanding September 30, 1998)

Transitional small business disclosure format (check one): Yes       No  X
                                                               ---      ---

                                 SUNGROUP, INC.
                                  FORM 10-QSB

                                     INDEX



                                                                    Page No.

PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Statements:

                 Consolidated Balance Sheet                             3
                 September 30, 1998

                 Consolidated Statement of Operations                   4
                 Three Months ended September 30, 1998 and 1997

                 Consolidated Statement of Operations                   5
                 Nine Months ended September 30, 1998 and 1997

                 Consolidated Statement of Cash Flow                    6
                 Nine Months ended September 30, 1998 and 1997

                 Notes to Consolidated Financial Statement              7
                 Nine Months ended September 30, 1998 and 1997


   Item 2.      Management's Discussion and Analysis of Financial       8
                Condition and Results of Operations

                Results of Operations                                   8

                Financial Condition                                     9



PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings                                       9


   Item 6.      Exhibits and Reports on Form 8-K                        10

   SIGNATURES                                                           13

PART I.         FINANCIAL INFORMATION
                Item 1.    Financial Statements

                                 SUNGROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                          SEPTEMBER 30, 1998
                                                            (IN THOUSANDS)
                                                          ------------------
                                                              (UNAUDITED)
CURRENT ASSETS
         Cash                                                      521
         Accounts Receivable (net)                               1,151
         Deferred Income Taxes                                   1,499
         Prepaid and Other                                         318
                                                               -------
            TOTAL CURRENT ASSETS                                 3,489

PROPERTY & EQUIPMENT NET                                         1,401

OTHER ASSETS
         Intangible Assets (net)                                 5,431
         Other Assets                                               47
                                                               -------
            TOTAL OTHER ASSETS                                   5,478

         TOTAL ASSETS                                           10,368
                                                               -------
CURRENT LIABILITIES
         Accounts Payable & Accrued Expenses                       591
         Accrued Interest                                          385
         Current Maturaties of Long Term Debt                    9,008
                                                               -------
         TOTAL CURRENT LIABILITIES                               9,984

LONG TERM DEBT                                                     571

DEFERRED INCOME TAXES                                            1,091

STOCKHOLDER'S EQUITY
Common Stock - $1 Par Value, authorized $10 Million              3,770
         Additional Paid in Capital                              5,970
         Accumulated Deficit                                   (11,018)
                                                               -------
TOTAL STOCKHOLDER'S EQUITY                                      (1,278)

TOTAL LIABILITY & STOCKHOLDER'S EQUITY                          10,368
                                                               -------

See "Notes to Consolidated Financial Statements"

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                THREE MONTHS ENDED SEPTEMBER 30
                                                    1998              1997
                                                   (UNAUDITED, IN THOUSANDS)*
                                                -------------------------------

INCOME                                            $ 1,236          $ 2,393
     Agency Commission                               (120)            (262)
                                                  -------          -------
                                                    1,116            2,131

EXPENSES
     Technical & Programming                          215              537
     Selling and Administrative                     1,012            1,362
                                                  -------          -------
                                                    1,227            1,899

GAIN (LOSS) FROM OPERATIONS                          (111)             232

OTHER INCOME (EXPENSE)
     Interest Expense                                (537)             (73)
     Gain (Loss) on Sale of Assets                      0                0
     Gain (Loss) on Disposal of Assets                  0                0
     Other                                              6                0
                                                  -------          -------
                                                     (531)             (73)

GAIN (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM                            (642)             159
     Income Taxes                                      (8)               0

INCOME BEFORE EXTRAORDINARY ITEM                     (634)             159
     Extraordinary Gain From Debt Extinguishment        0                0

NET INCOME (LOSS)                                    (634)             159

LOSS PER COMMON SHARE
     Loss Before Extraordinary Item                 (0.05)            0.01
     Extraordinary Item                              0.00             0.00
                                                  -------          -------
LOSS PER SHARE                                      (0.05)            0.01

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                     13,340           13,340

DIVIDENDS PER SHARE                                     0                0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                       1998             1997
                                                     (UNAUDITED, IN THOUSANDS)*
                                                  ------------------------------

GROSS REVENUE                                        $ 4,811          $ 6,784
Agency Commission                                       (440)            (749)
                                                     -------          -------
                                                       4,371            6,035

EXPENSES
     Technical & Programming                             991            1,495
     Selling and Administrative                        3,552            3,966
                                                     -------          -------
                                                       4,543            5,461

LOSS FROM OPERATIONS                                    (172)             574

OTHER INCOME (EXPENSE)
     Interest Expense                                   (745)            (204)
     Gain (Loss) on Sale of Assets                       (65)               0
     Gain (Loss) on Disposal of Assets                     0               (4)
     Other                                                45                7
                                                     -------          -------
                                                        (765)            (201)

LOSS BEFORE EXTRAORDINARY ITEM                          (937)             373

Extraordinary Gain From Debt Extinguishment                6                0

NET INCOME (LOSS) BEFORE TAXES                          (943)             373

INCOME TAXES                                               0                0

NET INCOME (LOSS)                                       (943)             373

LOSS PER COMMON SHARE
     Loss Before Extraordinary Item                    (0.07)            0.03
     Extraordinary Item                                 0.00             0.00
                                                     -------          -------
LOSS PER SHARE                                         (0.07)            0.03

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        13,340           13,340

DIVIDENDS PER SHARE                                        0                0

See "Notes to Consolidated Financial Statements"
*Except for "Per Common Share" amounts

                                 SUNGROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                1998             1997
                                                              (UNAUDITED, IN THOUSANDS)*
                                                           ------------------------------
OPERATING ACTIVITIES
     Net Income (Loss)                                        $ (807)           $ 373
Reconciliation of Net Income (Loss)
         to Net Cash provided by Operating Activities
         Depreciation and Amortization                           514              492
         (Gain) Loss on Disposal of Assets                       (72)               4
         Net Income Loss From Barter Transactions                (76)             (74)
         Extraordinary Gain From Debt Extinguishment               0                0
         Changes In:
              Accounts Receivable                                745             (473)
              Prepaid Expenses and Other Current Assets           94             (103)
              Accounts Payable and Accrued Expense              (629)             303
              Interest Payable                                   385              (16)
                                                              ------           ------
         Net Cash Provided by Operating Activities               154              506

INVESTMENT ACTIVITIES
     Purchase of Property and Equipment                          (68)            (139)
     Proceeds from Sale of Equipment                             136                0
     Investments                                                   0              (45)
     Other                                                        (4)             (16)
                                                              ------           ------
         Net Cash (Used) Provided by Investment Activities        64             (200)

FINANCING ACTIVITIES
     Repayment of Long-term Debt                              (1,034)            (501)
                                                              ------           ------
                                                              (1,034)            (501)

INCREASE IN CASH                                                (813)            (195)
     Cash, Beginning Of Quarter                                1,334              552
     Cash, End Of Quarter                                        521              357

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest Paid                                               197              197

NON-CASH TRANSACTION:
     Property and Equipment Acquired by Barter Transaction         0                6
     Accrued Interest Added to New Notes in Restructuring          9                9
     Liability Received in Sales of WOWW                           0                0

*See "Notes to Consolidated Financial Statements"

                        SUNGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

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

         At September 30, 1998, the Corporation had approximately $10 million of net operating loss carry-forwards, which expired in years 2002 through 2010.

         At September 30, 1998 the Corporation had a cumulative net deferred tax asset. This asset has been offset by and evaluation allowance since management believes it is more likely than not that, except for reversals of taxable temporary differences, the Corporation will not generate income to utilize all of the net operating loss carry forwards. At September, 1998, the Corporation had a recorded deferred tax asset of $1,499,000.00.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
-------------------------------------------------------------------------

RESULTS OF OPERATIONS: For the period ended September 30, 1998 and 1997, the Corporation operated the same properties, except for KALK -FM in Mount Pleasant, Texas and KROW-FM in Abilene Texas. The Corporation entered into a Local Marketing Agreement (LMA) with KALK-FM in June 1997 and began operating KROW-FM on October 29, 1997. On April 1, 1998, the Corporation entered into an additional Local Marketing Agreement with Sunburst Media LLP of Dallas, Texas for its stations in Abilene, Texas; Bryan, Texas: and Longview, Texas.

         Gross revenue for 1998 decreased 29.1% or $1,973,000 from 1997.

         Agency commissions as a percentage of gross sales for the quarter was approximately 9.15% in 1998 versus 11.04% in 1997. The decrease is due to decrease in national and political advertising which originate through agencies.

         Technical and programming expenses decreased 34% form the same period of 1998 to 1997.

         Selling and administrative expenses, which include depreciation and amortization, decreased $414,000 or 10.4%.

         All of the decreases in Revenue, Technical, Programming, Sales and Administrative expenses are due to the Local Marketing Agreement with SunBurst Media, LLP. Although the Corporation received monthly income of $91,645.00 per month, this was substantially lower than normal operating revenues of the stations. Under the local marketing agreements, there is also a correlating decrease in expenses, with most of the normal operating expenses paid by the operator of the stations.

         Interest expense increased 365.20% or $541,000. This is a result of refinancing several zero interest bearing notes that became due December 31, 1997 with short term notes paying a 10% annual return and the settlement agreement with Conseco, Inc, the Corporations largest note and equity holder, at 18% per annum until the sale of the Corporations assets was completed.

         The Corporation recorded other income of $46,000 in 1998 versus $6,000 in 1997. This consist of interest income or $8,000 and miscellaneous income of $36,000.

         In May 1998, the Corporation sold its studio building in Longview, Texas for $136,600.00 Proceeds from the sale were used to pay the mortgage due to Longview Bank and Trust of Longview, Texas. The Corporation recognized a gain on the sale of $70,200.00. The Corporation had no extraordinary items in 1997.

         The Corporation, through its subsidiary Radio SunGroup of Texas, Inc., signed a Local Management Agreement and Right to Purchase Agreement with Mt. Pleasant Radio, Inc. for the Corporation to manage and ultimately purchase radio station KALK-FM, Mt. Pleasant, Texas in June 1997.

         Radio SunGroup of Texas, Inc. also acquired a construction permit for KROW-FM in Abilene Texas. The Corporation built the station and it became operational on October 29, 1997.

         KEAN-AM which had been simulcast with KEAN-FM, changed to a sports format in February, 1997. The change was made to give the audience another choice in the market which the did not previously have. The Corporation views this change as a good opportunity to create additional income and net revenue

FINANCIAL CONDITION
-------------------

         The Corporation's principal source of funds is cash flow provided by the operation of its subsidiary radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant, and equipment, repayment of debt and interest. During the first nine months of 1998, the Corporation was able to meet its primary cash need of debt service and interest expense.

         On February 3, 1998 the Corporation entered into an Asset Purchase Agreement with SunBurst Media of Dallas, Texas to substantially sell all the assets of the Corporation for $24,000,000.00. The Corporation will retain its cash and accounts receivable. It is anticipated that the net proceeds, after payment of the Corporation's outstanding debt obligations and tax liabilities, will be distributed and the Corporation liquidated after all affairs are wound up. The sales is contingent upon, among other conditions, consent by the Federal Communications Commissions to the assignment of the various broadcast licenses from SunGroup, Inc. to SunBurst Media.

         Subsequently, the Corporation entered into a Local Management Agreement with SunBurst Media for the operation of its stations in Abilene, Longview and Bryan College Station, Texas effective April 1, 1998. The Corporation believes this agreement was in the best interest of its stockholders and would expedite the Asset Purchase Agreement previously entered into.

         As a condition of the assets sale of the Corporation, the Corporation is obligated to pay its various note holders. For the Corporation to be is a position to sell it assets, it had to negotiate a settlement with it largest equity holder, via the warrants, and it largest note holder, Conseco Risk Management for $10,300,000.00. Payment is due Conseco on July 23, 1998. If the settlement does not occur on that date, interest will accrue at the rate of 18% per annum.

         The Corporation completed the sales of its subsidiary SunGroup Broadcasting of Louisiana, Inc. Radio Station KMJJ to Capstar Broadcasting of Austin, Texas via SunBurst Media, LP on October 14, 1998. Proceeds of the sale were used to pay off the debt to First Savings Bank of Arlington, and the balance was applied to the Conseco settlement mentioned above.

         On October 27, 1998, the Corporation consummated the sell of its subsidiaries Radio SunGroup of Texas, Inc. and Radio SunGroup of Bryan/College Station, Inc. to SunBurst Media LP. The proceeds were used to pay off the balance of the Conseco settlement, other secured and unsecured note holders. The remaining proceeds will be used to pay any taxes the Corporation may incur , legal and professional fees and for distribution to the shareholders.

         As part of the February 3, 1998 Asset Purchase Agreement with SunBurst Media, LP the Corporation entered into a subsequent Asset Purchase Agreement with Trumper Broadcasting to purchase its subsidiary SunGroup Broadcasting of New Mexico, Inc. Trumper has withdrawn its offer to purchase this subsidiary and the Corporation has found a new suitor in Simmons Broadcasting. An Asset Purchase Agreement was sign with Simmons on October 13, 1998. The Simmons Asset Purchase Agreement has been filed with the Federal Communications Commission during the week of November 2nd, 1998 and it is expected that it will be approved. In addition, the Corporation also entered into a Local Marketing Agreement with Simmons Broadcasting on October 23, 1998 that went into effect November 1, 1998.

         The Corporation also invested into several construction permits for new radio stations and had a joint with Kenneth R. Reynolds for SO2000, a co-venture to purchase and build new radio stations. As part of the Asset Purchase Agreement with Sunburst Media, all of the rights to these transactions were assigned to SunBurst Media.

PART II. OTHER INFORMATION:

ITEM 1.         LEGAL PROCEEDINGS
---------------------------------

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

         Also in 1997, KMJJ-FM entered into a suit against Atlantic Records for breach of contract. Litigation is still pending on this case, but the Corporation expects to be successful in its pursuit of this claim. The Corporation was successful in its claim and the suit was settled in October 1998.

         On March 12, 1998, the FCC, upon review of the Corporation's applications for license renewal for four Texas stations, determined that the stations had serious deficiencies with respect to their Equal Employment Opportunity programs. The Corporation has retained legal counsel to defend these allegations. The FCC may impose one of several remedies, including but not limited to, fines and short term renewals. The Corporation expects to resolve this situation and retain the licenses. The FCC has reviewed its earlier positions regarding EEO programs and has granted the renewal of the broadcast licenses to the Corporations various radio stations.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------

           (a)      Exhibits
                    Exhibit 27 Financial Data Schedule (attached)
           (b) No reports on Form 8-K have been filed during the third quarter of 1998.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SUNGROUP,  INC.
                                            ---------------------------------
                                            (Registrant)



November 10, 1998                           /s/  John W. Biddinger
------------------------                    ---------------------------------
Date                                        John W. Biddinger
                                            Principal Operating Officer



November 10, 1998                           /s/  James A. Hoetger
------------------------                    ---------------------------------
Date                                        James A. Hoetger,
                                            Vice President/Treasurer
                                            Principal Accounting and
                                            Financial Officer