Form 10KSB
period 1998-12-31
SUNGROUP INC
filed 1999-03-31
CIK 67903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)
         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.

Commission file number:  0-3851
                        --------

                                 SUNGROUP, INC.
                 ----------------------------------------------
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

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of class)


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
[ X ]

State issuer's revenues for its most recent fiscal year.  $5,228,602.

As of March 11, 1999, the aggregate market value of the Common Shares (based on the average bid and asked price of $.375 per share in the over-the-counter market) held by non-affiliates was approximately $700,973.

As of March 11, 1999, there were 6,988,300 Common Shares outstanding.

Transitional Small Business Disclosure Format. (Check One):   Yes     No  X
                                                                  ---    ---
                                     Page 1
                                                      Exhibit Index on Page 19

                               TABLE OF CONTENTS

Item                                                                   Page
----                                                                   ----

PART I
------

1    Description of Business                                             3

2    Description of Property                                             6

3    Legal Proceedings                                                   7

4    Submission of Matters to a Vote of Security Holders                 7

PART II

5    Market for Common Equity and Related
     Stockholder Matters                                                 8

6    Management's Discussion and Analysis                                8

7    Financial Statements                                                10

8    Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                 10

PART III

9    Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act          10

10   Executive Compensation                                              12

11   Security Ownership of Certain Beneficial Owners and Management      13

12   Certain Relationships and Related Transactions                      14

13   Exhibits and Reports on Form 8-K                                    15

     Signatures                                                          18

     Index to Exhibits                                                   19

                                     PART I

Item 1.  Description of Business

General

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

         The Corporation's principal source of funds is cash flow provided by the operation of its subsidiary radio stations. Its primary needs include working capital, capital expenditures, maintenance of property, plant, and equipment, repayment of debt and interest. During the twelve months of 1998, the Corporation was able to meet its primary cash need of debt service and interest expense.

         On February 3, 1998 the Corporation entered into an Asset Purchase Agreement with Sunburst Media of Dallas, Texas to sell substantially all the assets of the Corporation for $24,000,000.00. The Corporation will retain its cash and accounts receivable. It is anticipated that the net proceeds, after payment of the Corporation's outstanding debt obligations and tax liabilities, will be distributed and the Corporation liquidated after all affairs are wound up. The sale is contingent upon, among other conditions, consent by the Federal Communications Commissions to the assignment of the various broadcast licenses from SunGroup, Inc. to Sunburst Media.

         Subsequently, the Corporation entered into a Local Management Agreement with Sunburst Media for the operation of its stations in Abilene, Longview and Bryan College Station, Texas effective April 1, 1998. The Corporation believes this agreement was in the best interest of its stockholders and would expedite the Asset Purchase Agreement previously entered into.

         As a condition of the asset sale of the Corporation, the Corporation is obligated to pay its various note holders. For the Corporation to be is a position to sell it assets, it had to negotiate a settlement with it largest equity holder, via the warrants, and it largest note holder, Conseco Risk Management for $10,300,000.00. Payment is due Conseco on July 23, 1998. If the settlement does not occur on that date, interest will accrue at the rate of 18% per annum.

         The Corporation completed the sale of its subsidiary SunGroup Broadcasting of Louisiana, Inc. Radio Station KMJJ to Capstar Broadcasting of Austin, Texas via Sunburst Media on October 14, 1998. Proceeds of the sale were used to pay off the debt to First Savings Bank of Arlington, and the balance was applied to the Conseco settlement mentioned above.

         On October 27, 1998, the Corporation consummated the sale of its subsidiaries Radio SunGroup of Texas, Inc. and Radio SunGroup of Bryan/College Station, Inc to Sunburst Media LP. The proceeds were used to pay off the balance of the Conseco settlement and other secured and unsecured note holders. The remaining proceeds will be used to pay any taxes the Corporation may incur , legal and professional fees and for distribution to the shareholders.

         As part of the February 3, 1998 Asset Purchase Agreement with Sunburst Media, LP the Corporation entered into a subsequent Asset Purchase Agreement with Trumper Broadcasting to purchase its subsidiary SunGroup Broadcasting of New Mexico, Inc. Trumper has withdrawn its offer to purchase this subsidiary and the Corporation has found a new suitor in Simmons Broadcasting. An Asset Purchase Agreement was sign with Simmons on October 13, 1998. The Simmons Asset Purchase Agreement has been filed with the Federal Communications Commission during the week of November 2nd, 1998 and it is expected that it will be approved. In addition, the Corporation also entered into a Local Marketing Agreement with Simmons Broadcasting on October 23, 1998 that went into effect on November 1, 1998.

Company Strategy

         As a result of the sale of the Corporation's assets in 1998 and 1999, the Corporation is in the process of liquidating the Corporation and making distributions to the shareholders. It is anticipated that all distributions, settlement of leases, and all legal proceedings including Dissolutions will be completed by December 31, 1999.

                        ITEM 2: DESCRIPTION OF PROPERTY

---------------------------------------------------------------------------------------------------------------------------------
Station/Location                Date Acquired   Frequency  Licensed Power      Format       Tower Lease   Office Lease    Date
                                                                                            Expiration     Expiration     Sold
---------------------------------------------------------------------------------------------------------------------------------
KKSS-FM Albuquerque/ Santa Fe,       1986       97.3 MHZ    100,000 watts   Contemporary       2002           1998       2/12/99
New Mexico
---------------------------------------------------------------------------------------------------------------------------------
KEAN-AM Abilene, Texas               1985       1280 KHz      500 watts        Country          Own           2000      10/27/98
---------------------------------------------------------------------------------------------------------------------------------
KEAN-FM Abilene, Texas               1985       105.1 MHZ   100,000 watts      Country         1999           2000      10/27/98
---------------------------------------------------------------------------------------------------------------------------------
KYKX-FM Longview, Texas              1985       105.7 MHZ   100,000 watts      Country         2017           Own       10/27/98
---------------------------------------------------------------------------------------------------------------------------------
KKYS-FM Bryan/College Station,       1989       104.9 MHZ      50,000       Contemporary        Own           2002      10/27/98
Texas                                                           watts
---------------------------------------------------------------------------------------------------------------------------------
KMJJ-FM Shreveport, Louisiana        1989       99.7 MHZ       50,000           Urban          2013           Own       10/14/98
                                                                watts
---------------------------------------------------------------------------------------------------------------------------------
KROW-FM Abilene, Texas               1996       92.5 MHZ       50,000       Contemporary        Own           Own       10/27/98
                                                                watts
---------------------------------------------------------------------------------------------------------------------------------

Item 2.  Description of Property

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

         Depending on the seriousness of the EEO program deficiencies that may be found at one or more of the Stations, the range of remedies which may be imposed by the Federal Communications Commission (FCC) include: (1) assessing forfeitures against the licensees of one or more of the Stations; (2) granting the renewals of one or more of the Stations' licenses subject to special EEO reporting conditions; (3) granting the renewals of one or more of the Stations' licenses for a short-term subject to such reporting conditions; (4) assessing forfeitures and granting short-term renewals to one or more of the Stations as described above; or (5) denying one or more of the requested renewals of the Stations' licenses.

         The Federal Communications Commission, after a federal appeals court ruling, reversed its position on its EEO policy. As a result of this decision, all of the station licenses were renewed and have since been transferred to the new owners of the stations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is no active public trading market for the Corporation's common stock, but it is traded on the over the counter market and has two market makers.

         As of December 31, 1998, the Corporation had 495 shareholders of record.


Item 6.  Management's Discussion and Analysis

Results of Operations:  1998 vs. 1997

         For the period ended December 31, 1998 and 1997, the Corporation operated the same properties, except for KALK -FM in Mount Pleasant, Texas and KROW-FM in Abilene Texas. The Corporation entered into a Local Marketing Agreement (LMA) with KALK-FM in June 1997 and began operating KROW-FM on October 29, 1997. On April 1, 1998, the Corporation entered into an additional Local Marketing Agreement with Sunburst Media of Dallas, Texas for its stations in Abilene, Texas; Bryan, Texas: and Longview, Texas.

         Gross revenue for 1998 decreased 42.9% or $3,932,814 from 1997.

         Agency commissions as a percentage of gross sales for the year were approximately 8.89% in 1998 versus 10.69% in 1997. The decrease is due to decrease in national and political advertising which originate through agencies.

         Technical and programming expenses decreased 47% form the same period of 1998 to 1997.

         Selling and administrative expenses, which include depreciation and amortization, decreased $1,117,219 or 19.67.

         All of the decreases in Revenue, Technical, Programming, Sales and Administrative expenses are due to the Local Marketing Agreements and subsequent sale of the assets to Sunburst Media and Capstar Communications. Although the Corporation received monthly income of $91,645.00 per month, this was substantially lower than normal operating revenues of the stations. Under the local marketing agreements, there is also a correlating decrease in expenses, with most of the normal operating expenses paid by the operator of the stations.

         Interest expense increased 295.87% or $683,668. This is a result of refinancing several zero interest bearing notes that became due December 31, 1997 with short term notes paying a 10% annual return and the settlement agreement with Conseco, Inc, the Corporations largest note and equity holder, at 18% per annum until the sale of the Corporations assets was completed.

         The Corporation recorded gain on disposal of assets of $11,325,264 in 1998 as a result of the sale of several of its radio stations. There were no dispositions in 1997.

         In May 1998, the Corporation sold its studio building in Longview, Texas for $136,600. Proceeds from the sale were used to pay the mortgage due to Longview Bank and Trust of Longview, Texas. The Corporation recognized a gain on the sale of $70,200. The Corporation had no extraordinary items in 1997 or 1998.

         In the event that the Corporation does not complete its liquidation by December 31, 1999, the Corporation is aware of the issues associated with the programming code in existing computer systems as the Millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Corporation will take steps in 1999 to contact the various software suppliers it uses to correct the problem.

Liquidity and Capital Resources

         On December 15, 1997, the Corporation reached an agreement with First Savings Bank, Arlington, Texas, ("FSB") to renew one of the Corporation's loans, which was to have matured on December 15, 1997. The note has a principal balance of $2,184,322 and has been renegotiated to mature on June 30, 1998. The note calls for monthly interest payments of $21,843.

         The Corporation entered into a loan agreement with Young Investments on December 24, 1997 in the amount of $800,000, with a 10% interest rate to be paid monthly. The note expires June 30, 1998. Proceeds from the loan were used to payoff the notes of James D. Osburn and Arden Osburn which matured on January 1, 1998. The payoffs for these two notes were made on January 2, 1998. In addition, Kenneth R. Reynolds agreed to extend his note with the Corporation, which was to mature on January 1, 1998, until June 30, 1998 at an interest rate of ten percent (10%), with interest payments to be made monthly.

         On March 1, 1998, the Corporation entered into loan agreements with John W. Biddinger; Margaret H. Biddinger; and Karen Biddinger in the aggregate amount of $400,000. The notes are to mature on June 30, 1998 and carry a 10% interest rate to be paid monthly. The proceeds were used to pay down the prior note from Young Investments. Young Investments was issued a new note on March 1, 1998 for $400,000, maturing on June 30, 1998, bearing an interest rate of ten-percent (10%), interest payable monthly.

         The Corporation had notes with several entities (see Exhibit #(ii) attached) which matured on February 15, 1998. All note-holders are aware of the Asset Purchase Agreement (APA) with SunBurst Media for the sale of substantially all the assets of the corporation.

         As a result of the closing with Capstar Broadcasting on October 14, 1998 and SunBurst Media on October 27, 1998 all of the aforementioned notes were paid in full.

Item 7.  Financial Statements

         The information called for by this Item is included as Exhibit 99 to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

         Listed below are the Directors of the Corporation as of December 31, 1998, their years of service as a Director, and ages:

------------------------------------------------------------------------
     Director          Age    Service as Director     Term Expires
------------------------------------------------------------------------
John W. Biddinger      58    August, 1984 - Present       2000
------------------------------------------------------------------------
James M. Elliott       56   November, 1984 - Present      1997
------------------------------------------------------------------------
Dan E. Young           69   December, 1985 - Present      1997
------------------------------------------------------------------------

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

Executive Officers

         Listed below are the Executive Officers of the Corporation as of December 31, 1998, their positions, offices and ages:

---------------------------------------------------------------------------
         Officer                  Age       Position
---------------------------------------------------------------------------

         John W. Biddinger        58        President
---------------------------------------------------------------------------
         James A. Hoetger         45        Vice President, Treasurer and
                                            Secretary
---------------------------------------------------------------------------

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

Item 10.  Executive Compensation

         The following table summarizes the compensation paid by the Corporation to its current Chief Executive Officer, as of December 31, 1998, for the past three fiscal years. The Corporation had no other executive officers at December 31, 1998 whose total annual salary and bonus from the Corporation exceeded $100,000 during the past fiscal year.


         SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
         --------------------------------------------------------------------------------------------------
         Name and Principal      Year    Salary ($)    Bonus       Other Annual           All Other
         Position                                       ($)       Compensation ($)      Compensation(s)
         --------------------------------------------------------------------------------------------------
         John W. Biddinger, CEO  1998      132,200       0               0                     0
                                 1997      132,200       0               0                     0
                                 1996      132,200       0               0                     0
         --------------------------------------------------------------------------------------------------

Compensation of Directors

         Members of the Board of Directors who are not officers of the Corporation receive $1,000 per meeting for their attendance at regularly scheduled Board meeting. There were no such meetings in 1998.

Board Committees

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

                                               OWNERSHIP BY MANAGEMENT
                                          OF THE CORPORATION'S COMMON STOCK

----------------------------------------------------------------------------------------------------------
Name and Address                              Amount and Nature of Beneficial         Percent of Class (2)
----------------                              --------------------------------        --------------------
                                                       Ownership (1)
                                                       -------------
----------------------------------------------------------------------------------------------------------
John W. Biddinger                                        2,420,056                           37.0%
7491 Albert Tillinghast Drive
Sarasota, FL  34240
----------------------------------------------------------------------------------------------------------
James M. Elliott                                           20,000                             .3%
230 Fountain Square
Bloomington, IN 47404
----------------------------------------------------------------------------------------------------------
Dan E. Young                                              626,179                             9.6%
3210 E. 96th Street
----------------------------------------------------------------------------------------------------------
All Present Directors and Executive Officers             3,066,235                           46.9%
as a Group (3 persons)
----------------------------------------------------------------------------------------------------------

                           FIVE PERCENT SHAREHOLDERS
                       OF THE CORPORATION'S COMMON STOCK

-------------------------------------------------------------------------------------------------
Name and Address                     Amount and Nature of Beneficial         Percent of Class (2)
----------------                     --------------------------------        --------------------
                                              Ownership (1)
                                              -------------
-------------------------------------------------------------------------------------------------
John W. Biddinger                               2,420,056                           37.0%
7491 Albert Tillinghast Drive
Sarasota, FL  34240
-------------------------------------------------------------------------------------------------
Conseco, Inc. (3)                               5,972,060                           47.7%
11825 N. Pennsylvania Street
Carmel, Indiana  46032
-------------------------------------------------------------------------------------------------
Antar & Co.                                     1,911,014                           29.2%
601 Jefferson Street
Houston, Texas  77002
-------------------------------------------------------------------------------------------------
Dan E. Young                                     626,179                             9.6%
3210 East 96th Street
Indianapolis, Indiana
-------------------------------------------------------------------------------------------------

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

Item 13.  Exhibits and Reports on Form 8-K
         (a)      Exhibits:
                  1        Asset Purchase Agreement (APA)
                  2        Press Release(s)
                  3        8K SunGroup Broadcasting of New Mexico, Inc.
                  4        February 16, 1999 Shareholder Letter

Exhibit No.                Description of Exhibit
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

                           (d) Promissory Note for $880,000 between SunGroup, Inc. and Bankers National Life Insurance Company with related warrant A-1 for 592,875 shares.(2)

--------
     1 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1984.

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

                           (o) Adjustment letter related to warrant A-5 issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares.(3)

                           (p) Adjustment letter related to warrant A-6 issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803.(3)

                           (q) Employment agreement with John W. Biddinger, President.(3)

                           (r) Amendment number one to the John W. Biddinger Employment Agreement.(3)

--------
     3 Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

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

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule.

         99                Financial Statements
                  (a)      No Reports on Form 8-K were filed during the last
                           quarter of 1998.

                  (b)      8-K Report for the first quarter of 1998 was filed.

                  (c)      8-K Report for the first quarter of 1999 was filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SUNGROUP, INC.

DATED:   March 11, 1999             By: /s/ John W. Biddinger
-----------------------             --------------------------------------
                                        John W. Biddinger, President
                                        Sarasota, Florida

         In accordance of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED:   March 11, 1999             /s/ John W. Biddinger
                                    John W. Biddinger, Director and
                                    (Principal Executive Officer)

DATED:   March 11, 1998             /s/ James M. Elliott
                                    James M. Elliott, Director

DATED:   March 11, 1999             /s/ James A. Hoetger
                                   James A. Hoetger, Treasurer, Secretary and
                                   Vice President
                                   (Principal Accounting/Financial Officer)

DATED:   March 11, 1999             /s/ Dan E. Young
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

                           (f) Promissory Note for $93,333.06 between SunGroup, Inc. and John W. Biddinger with a related warrant A-3 for 59,287 shares.(2)

                           (g) Promissory Note for $124,469.18 between SunGroup, Inc. and Robert A. Davies and related warrant A-4 for 81,575 shares.(2)

                           (h) Promissory Note for $176,800 between SunGroup, Inc. and Indiana University Foundation with related warrant A-5 for 118,575 shares.(2)

------
     2 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                               INDEX OF EXHIBITS


Exhibit No.                Description of Exhibit
-----------                ----------------------

                            (i)     Promissory Note for $265,200 between
                                    SunGroup, Inc. and Dan E. Young - IRA Trust with related warrant A-6 for 177,862 shares.(2)

                           (j) Agreement by and among RadioSunGroup of Bryan/ College Station, Inc., SunGroup Broadcasting of Louisiana, Inc., SunGroup, Inc. and Radio USA, Ltd. regarding exchange of common stock for debt.(3)

         10
                           (k) Second Amended and Restate Promissory Note dated September 30, 1993 executed by RadioSunGroup of Bryan/College Station, Inc. ("RSG") and SunGroup Broadcasting of Louisiana, Inc. ("SGBL"), payable to the order of the Federal Deposit Insurance Corporation ("FDIC") in the original principal amount of $2,205,509.02 and its related First Amendment to Assumption Agreement and Amended and Restated Loan Agreement dated September 30, 1993.(3)

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

                           (n) Adjustment letter related to warrant A-4 issued to Robert N. Davies in the original amount of 81,575 shares amended to 139,797 shares.(3)

------
     3 Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1993.

                               INDEX OF EXHIBITS


Exhibit No.                Description of Exhibit
-----------                ----------------------

                           (o) Adjustment letter related to warrant A-5 issued to IU Foundation in the original amount of 118,575 shares amended to 203,202 shares.(3)


                            (p) Adjustment letter related to warrant A-6 issued to Dan Young IRA in the original amount of 177,862 shares amended to 304,803.(3)

                           (q) Employment Agreement with John W. Biddinger, President.(3)

                           (r)      Amendment number one to the John W.
                                    Biddinger Employment Agreement.(3)

                           (s)      Key Employee Incentive Stock Plan of 1986.4

                           (t)      Amendment number two to the John W.
                                    Biddinger Employment Agreement.(4)

------
     4 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

4 Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

                               INDEX OF EXHIBITS


Exhibit No.                Description of Exhibit
-----------                ----------------------
10
                           (u)      Act of Loan Modification and Acknowledgment
                                    by RadioSunGroup of Bryan/College Station,
                                    Inc., SunGroup Broadcasting of Louisiana,
                                    Inc. and SunGroup, Inc. in favor of First
                                    Savings Bank of Arlington, Texas, dated
                                    December 15, 1996.(5)

                           (v) Employment Agreement with James A. Hoetger, Vice President.

                           (w) Act of Loan Modification and Acknowledgment by RadioSunGroup of Bryan/College Station, Inc., SunGroup Broadcasting of Louisiana, Inc. and SunGroup, Inc. in favor of First Savings Bank of Arlington, Texas, dated December 15, 1997.

                           (x) Agreement By and Among RadioSunGroup of Texas, Inc. and Mt. Pleasant Radio, Inc., dated January 27, 1997.

                           (y) Secured Promissory Note for $800,000 between RadioSunGroup of Texas, Inc. and Young Investments Company (A Nevada Partnership) dated December 24, 1997.

                           (z) Cancellation of Secured Promissory Note, dated February 28, 1998.


                           (aa) Secured Promissory Note for $400,000 between RadioSunGroup of Texas and Young Investments Company (A Nevada Partnership) dated March 1, 1998 and UCC-1 form.

                           (bb) Secured Promissory Note for $150,000 between RadioSunGroup of Texas and John W. Biddinger dated March 1, 1998 and UCC-1 form.

                           (cc) Secured Promissory Note for $150,000 between RadioSunGroup of Texas and Margaret H. Biddinger dated March 1, 1998 and UCC-1 form.

                           (dd) Secured Promissory Note for $100,000 between RadioSunGroup of Texas and Karen Biddinger dated March 1, 1998 and UCC-1 form.

                           (ee) Renewal and Extension Agreement effective January 2, 1998 by and between RadioSunGroup of Texas, Inc. ("Borrower") and Kenneth R. Reynolds ("Lender") in the amount of $516,600.00.

                           (ff) Renewal and Extension Agreement effective January 2, 1998 by and between RadioSunGroup of Texas, Inc. ("Borrower") and Kenneth R. Reynolds ("Lender") in the amount of $270,600.00.

                               INDEX OF EXHIBITS


Exhibit No.                Description of Exhibit
-----------                ----------------------
10
                           (gg)     Renewal and Extension Agreement effective
                                    January 2, 1998 by and between RadioSunGroup of Texas, Inc. ("Borrower") and Kenneth R. Reynolds ("Lender") in the amount of $32,800.00.

                           (hh) Tri-Party Payment Agreement effective January 2, 1998 by and between Radio SunGroup of Texas, Inc., Kenneth R. Reynolds, John Osburn and Arden Osburn.

                           (ii) List of SunGroup notes, which matured on February 15, 1998


         21                Subsidiaries of the Registrant(5)

         27                Financial Data Schedule(5)

         99                Financial Statements